Form 10-Q
period 2022-03-31
Cingulate Inc.
filed 2022-05-12
CIK 1862150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_________.

Commission File Number: 001-40874

Cingulate Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3825535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 W. 47th Place Kansas City, KS	66205
(Address of principal executive offices)	(Zip Code)

(913) 942-2300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	CING	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Warrants, exercisable for one share of common stock	CINGW	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2022, 11,309,412 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Cingulate Inc.

Form 10-Q for the Quarter Ended March 31, 2022

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “continue,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. These forward-looking statements speak only as of the date of filing this report with the SEC and include, without limitation, statements about the following:

●	our lack of operating history and need for additional capital;

●	our plans to develop and commercialize our product candidates;

●	the timing of our planned clinical trials for CTx-1301, CTx-1302, and CTx-2103;

●	the timing of our New Drug Application (NDA) submissions for CTx-1301, CTx-1302, and CTx-2103;

●	the timing of and our ability to obtain and maintain regulatory approvals for CTx-1301, CTx-1302, CTx-2103, or any other future product candidate;

●	the clinical utility of our product candidates;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our expected use of cash;
●	our competitive position and projections relating to our competitors or our industry;
●	our ability to identify, recruit, and retain key personnel;

●	the impact of laws and regulations;

●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

●	our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives; and

●	our estimates regarding future revenue and expenses.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 28, 2022, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Cingulate Inc.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$12,614,180	$16,492,745
Short-term investments	933	933
Miscellaneous receivables	651,371	690,248
Prepaid expenses and other current assets	1,307,137	1,698,353
Total current assets	14,573,621	18,882,279

Property and equipment, net	3,054,349	3,145,378
Operating lease right-of-use assets	804,711	858,600

Total assets	18,432,681	22,886,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	556,326	264,687
Accrued expenses	756,035	601,300
Current installments of obligations under finance leases	15,335	15,096
Other current liabilities	303,263	295,595
Total current liabilities	1,630,959	1,176,678

Long-term liabilities:
Obligations under finance leases	33,613	37,534
Operating lease liabilities	749,508	828,503

Total liabilities	2,414,080	2,042,715

Stockholders’ Equity
Common Stock, $0.0001 par value; 240,000,000 shares authorized and 11,309,412 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,131	1,131
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2021	-	-
Additional Paid-in-Capital	72,756,028	72,574,510
Accumulated other comprehensive income	(2,783)	165
Accumulated deficit	(56,735,775)	(51,732,264)
Total stockholders’ equity	16,018,601	20,843,542

Total liabilities and stockholders’ equity	$18,432,681	$22,886,257

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$2,762,284	$562,519
General and administrative	2,247,060	767,645
Operating loss	(5,009,344)	(1,330,164)

Interest and other income (expense), net	5,833	(3,759)
Loss before income taxes	(5,003,511)	(1,333,923)
Income tax benefit (expense)	-	-

Net loss	(5,003,511)	(1,333,923)
Other comprehensive income (loss):
Change in unrealized gain on short-term investments	(2,948)	-
Comprehensive loss	$(5,006,459)	$(1,333,923)
Net loss per share of common stock, basic and diluted	$(0.44)	-

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	11,309,412	-

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional	Members’	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Paid-in-Capital	Capital	Deficit	Income	Equity
Balance January 1, 2021	-	-	$-	32,314,441	$(31,022,336)	$165	$1,292,270
Member contributions			-	1,385,688			1,385,688
Net loss	-	-	-		(1,333,923)	-	(1,333,923)
Balance March 31, 2021	-	$-	$-	$33,700,129	$(32,356,259)	$165	$1,344,035

Balance January 1, 2022	11,309,412	1,131	$72,574,510	-	$(51,732,264)	$165	$20,843,542
Activity for the three months to March 31, 2022:
Unrealized losses on available for sale investments	-	-	-	-	-	(2,948)	(2,948)
Stock-based compensation expense	-	-	181,518	-	-	-	181,518
Net loss	-	-	-	-	(5,003,511)	-	(5,003,511)
Balance March 31, 2022	11,309,412	$1,131	$72,756,028	$-	$(56,735,775)	$(2,783)	$16,018,601

See notes to consolidated financial statements

Cingulate Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(5,003,511)	$(1,333,923)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	101,429	174,698
Stock-based compensation	181,518
Other	(2,948)	-
Changes in operating assets and liabilities:
Miscellaneous receivables	38,877	(54,128)
Prepaid expenses and other current assets	391,216	(187,294)
Operating lease right-of-use assets	53,889	(49,826)
Trade accounts payable and accrued expenses	446,374	(257,690)
Other current liabilities	7,668	38,833
Operating lease liabilities	(78,995)	(4,669)
Net cash used in operating activities	(3,864,483)	(1,673,999)

Investing activities:
Purchase of property and equipment	(10,400)	(66,469)
Net cash used in investing activities	(10,400)	(66,469)

Financing Activities:
Members’ capital contributions	-	1,385,688
Proceeds from notes payable	-	69,789
Principal payments on finance lease obligations	(3,682)	(104,438)
Net cash provided by financing activities	(3,682)	1,351,039

Cash and cash equivalents:
Net increase in cash and cash equivalents	(3,878,565)	(389,429)
Cash and cash equivalents at beginning of year	16,492,745	1,197,672
Cash and cash equivalents at end of year	$12,614,180	$808,243

Property and equipment accrued but not yet paid at end of period	$10,400	$-
Cash payments:
Interest paid	$793	$3,075

See notes to consolidated financial statements

CINGULATE INC.

Notes to Consolidated Financial Statements

(1) Nature of the Business and Liquidity

Organization

Cingulate Inc. is a clinical stage biopharmaceutical company focused on the development of products utilizing its drug delivery platform technology that enables the formulation and manufacture of once-daily tablets of multi-dose therapies, with an initial focus on the treatment of Attention Deficit/Hyperactivity Disorder (ADHD). The Company is developing two proprietary, first-line stimulant medications, CTx-1301 (dexmethylphenidate) and CTx-1302 (dextroamphetamine), for the treatment of ADHD intended for all patient segments: children, adolescents, and adults. CTx-1301 and CTx-1302 utilize a flexible core tableting technology with target product profile designed to deliver a rapid onset and last the entire active day with a controlled descent of plasma drug level and have favorable tolerability. The Company is preparing to start Phase 3 clinical trials for CTx-1301 in the second half of 2022. In addition, the Company has a third product to treat anxiety, CTx-2103, in a proof-of-concept stage.

On November 14, 2012, Cingulate Therapeutics LLC (CTx), a Delaware limited liability company, was formed. On May 10, 2021, Cingulate Inc. (Cingulate, or the Company), a Delaware corporation and wholly-owned subsidiary of CTx, was formed to serve as a holding company, in anticipation of the Company becoming publicly traded. Through a Reorganization Merger which occurred in the third quarter of 2021, Cingulate effectively acquired CTx and all outstanding units of CTx were converted into shares of Cingulate common stock. CTx remains the entity through which the Company conducts operations.

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

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As a pre-revenue entity, the Company is dependent on the ability to raise capital to support operations until such time as the product candidates under development are U.S. Food and Drug Administration (FDA) approved, manufactured, commercially available to the marketplace and produce revenues. The IPO, which was completed in December 2021, provided the Company the ability to continue its research and development activities; however, the Company will need additional funding for operations and development in order to meet its obligations in the longer term. Management is evaluating various strategies to obtain additional funding for operations and development beyond that time which may include additional offerings of common stock, issuance of debt, potential strategic research and development partners, and licensing and/or marketing arrangements with pharmaceutical companies. Successful implementation of these plans involves both the Company’s efforts and factors that are outside its control, such as market factors and FDA approval of product candidates. The Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

(b) Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2022, the consolidated statements of operations for the three months ended March 31, 2022 and 2021, the consolidated statement of stockholders’ equity for the three-month periods ended March 31, 2022 and 2021, the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and the related interim disclosures are unaudited. These unaudited consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

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

(d) Miscellaneous Receivables

Miscellaneous receivables consist of payroll tax credits generated from the Company’s 2020 and 2019 federal income tax returns, which have not yet been received as of March 31, 2022, as well as employee retention tax credits for payroll costs incurred in 2020 and the first three quarters of 2021. As of March 31, 2022 and December 31, 2021, the Company determined that there was no allowance necessary relating to these receivables.

(e) Impairment of Long-lived Assets

The Company assesses the carrying value of its long-lived assets, including property and equipment, as well as lease ROU assets, when events or circumstances indicate that the carrying value of such assets may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset groups. No impairment was recognized during the three months ended March 31, 2022 or 2021.

(f) Stock-Based Compensation

The Company measures employee and director stock-based compensation expense for all stock-based awards based on their grant date fair value using the Black-Scholes option-pricing model. For stock-based awards with service conditions, stock-based compensation expense is recognized over the requisite service period using the straight-line method. Forfeitures are recognized as they occur. See additional information in Note 9.

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

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s policy is to recognize significant transfers between the levels at the actual date of the event. There were no transfers in or out of Levels 1, 2, or 3 during the three months ended March 31, 2022 or March 31, 2021.

The Company has no Level 2 or Level 3 investments. The cash and short-term investments held by the Company are categorized as Level 1 investments as quoted market prices are readily available for these investments.

Assets measured and carried at fair value on a recurring basis are summarized below:

	March 31, 2022
				Fair	Fair	Fair
	Amortized	Gross Unrealized	Gross Unrealized	Value of Current	Value of Non-Current	Value of Total
	Cost	Gains	Losses	Assets	Assets	Assets
Money Market Fund	$12,003,223	-	$(2,949)	-	-	$12,000,274
Equity investments
Mutual funds	933	-	-	-	-	933
Total	$12,004,156	$-	$(2,949)	$-	$-	$12,001,207

December 31, 2021
				Fair	Fair	Fair
	Amortized	Gross Unrealized	Gross Unrealized	Value of Current	Value of Non-Current	Value of Total
	Cost	Gains	Losses	Assets	Assets	Assets
Equity investments
Mutual Funds	$920	$-	$-	$-	$-	$933

(4) Property and Equipment

Property and equipment, net consists of the following at March 31, 2022 and December 31, 2021:

	Estimated
	Useful Life	March 31,	December 31,
	(in years)	2022	2021
Equipment	2-7	$2,509,126	$2,509,126
Furniture and fixtures	7	145,754	145,754
Computer equipment	5	41,898	41,898
Leasehold improvements	5	471,505	471,505
Construction-in-process	-	1,653,550	1,643,150
		4,821,833	4,811,433
Less: accumulated depreciation		(1,767,484)	(1,666,055)
		$3,054,349	$3,145,378

Depreciation expense for the three months ended March 31, 2022 was $101,429 and for the three months ended March 31, 2021 was $174,698.

(5) Accrued Expenses

Accrued expenses consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Professional and consulting fees	$280,500	$15,000
Research and development	405,000	250,000
CIP- Equipment	-	279,730
Other	70,535	56,570
	$756,035	$601,300

(6) Members’ Capital

Prior to the Reorganization Merger, the Company had multiple classes of Members’ capital, comprised of Founders Units, Class B, D, E, F and G Preferred Units, and Class C Profits Interests. Class B, E, F and G Preferred Units had similar rights specifically related to cash distributions as a return of invested capital. Class D Preferred Units had all the rights of Founders and the other Classes of Preferred Units plus some additional rights noted below. All classes of Members’ capital had voting rights. The Company maintained capital accounts for each Member. 3,243,201 Units of Class F and Class G were issued during the year ended December 31, 2021, prior to the Reorganization Merger. 614,137 Units of Class F and Class G were issued during the three months ended March 31, 2021.

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

Distributions, if any, from the Company were to be made first to the holders of Class B, D, E, F and G Preferred Units, pro rata in proportion to each such Member’s unreturned capital contributions. Distributions were then to be made to all Members including Founders Units, pro rata in proportion to the number of units held by each Member, with consideration given to the applicable distribution thresholds for Class C Profits Interests at which each was issued and as disclosed in each Profits Interest Unit agreement, as further described in Note 7.

Costs associated with issuance of the Units is immaterial. Pursuant to the terms of the Reorganization Merger, all Units were converted into shares of common stock of Cingulate, as further described in Note 1.

(7) Profits Interest Plan

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

Immediately prior to the Reorganization Merger and as of December 31, 2020, the Company had granted and issued 8,500,000 and 8,142,461 PIU’s, net of forfeitures, respectively. In April 2021, the Company issued the remaining 357,539 PIU’s. The Company accounted for these awards under FASB ASC Topic 718, Compensation – Stock Compensation, as equity classified awards. No compensation expense was recorded prior to the Reorganization Merger related to the PIU’s as the future achievement of the thresholds and targets (the performance condition) to achieve payout was not deemed probable. This assessment was made based on the Company’s history of operating losses and continued challenges in raising necessary equity capital to fund operations. In connection with the Reorganization Merger, 8.5 million PIU’s were exchanged for 1,158,008 shares of Cingulate common stock. The exchange of PIU’s for common stock created a modification of the terms, character and rights of the PIU’s and achievement of performance was considered probable. This resulted in the Company recognizing a noncash modification charge equal to $12.7 million, which charge was calculated based on the Company’s assessment of the fair value of the shares of Cingulate common stock on the date of the modification. $8.2 million of this charge was recorded to general and administrative expense and $4.5 million was recorded to research and development expense.

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

(8) Stockholders’ Equity

The Company has authorized 240,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock at March 31, 2022 and December 31, 2021 of which 11,309,412 shares of common stock were issued and outstanding. The Company has not issued any shares of preferred stock.

7,142,746 shares of common stock issued and outstanding were issued in connection with the Reorganization Merger to convert Units of CTx outstanding immediately prior to the Reorganization Merger and reflects the stock dividend and reverse stock splits described below.

4,166,666 shares of common stock were issued at a price to the public of $6.00 per share in connection with the Company’s IPO, which was completed in December 2021. The Company received net proceeds of approximately $20.4 million, after deducting underwriting discounts and commissions and other offering expenses.

The holders of common stock are entitled to one vote for each share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment or provision for payment of all debts and liabilities of the Company, the holders of common stock shall be entitled to share in the remaining assets of the Company available for distribution, if any. Holders of the shares of common stock are entitled to dividends when and if declared by the Board of Directors.

(9) Stock-Based Compensation

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

The maximum number of shares of common stock available for issuance in connection with options and other awards granted under the 2021 Plan is 1,927,810 and as of March 31, 2022, 1,061,526 shares of common stock were available for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1st of each year until the expiration of the 2021 Plan, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, on a fully diluted basis, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

The Company recorded stock-based compensation expense of $181,518 during the three months ended March 31, 2021, relating to options issued in 2021 and 2022. As of March 31, 2022 and December 31, 2021, there was $2,854,519 and $2,637,895 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2021 Plan, which is expected to be recognized over the next one to four years.

A summary of option activity under the Plan during the three months ended March 31, 2022 is as follows:

		Weighted-Average	Weighted-Average	Aggregate
	Shares	Exercise Price per Share	Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	523,285	$6.00	9.94
Grants	342,999	$1.82	9.91
Exercised	—
Forfeitures or expirations	—
Outstanding at March 31, 2022	866,284	$4.35	9.78	$182,900
Vested and expected to vest at March 31, 2022	-
Exercisable at March 31, 2022	-

The Company’s stock options issued qualify for equity accounting treatment under ASC 718 and are measured at fair value as of their grant date accordingly. The fair value of the options were estimated using a Black-Scholes model. The assumptions that the Company used to estimate the grant-date fair value of stock options granted to employees and directors were as follows:

March 31,
2022
Risk-free interest rate	1.54%
Weighted-average expected term (in years)	6.0
Expected volatility	1.12
Expected dividend yield	0%

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

The grant-date fair value of options granted during the year ended December 31, 2021 was $5.09 and the grant date fair value of the options issued during the three months ended March 31, 2022 ranged from $1.12 to $1.16.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock. The fair value per share of common stock was $1.97 as of March 31, 2022, based upon the closing price of our common stock on the Nasdaq Capital Market.

(10) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. No deferred income tax benefit or expense was recorded as of March 31, 2022, for federal or state income taxes.

Income tax expense differed from the expected expense computed by applying the U.S. Federal income tax rate as follows:

Three Months Ended
March 31, 2022
Federal income tax benefit at statutory rate	$(1,039,582)
State income tax benefit	(273,757)
Permanent differences	5,665
Change in valuation allowance	1,361,886
Other	(54,212)
Total income tax expense	$-

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items. The Company recorded a valuation allowance of its net deferred tax assets totaling $2,209,156 as of March 31, 2022 and $847,269 at December 31, 2021, which was recorded as a component of income tax expense on the accompanying consolidated statements of operations and other comprehensive loss.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Companies are not subject to U.S. federal and state income tax examinations by tax authorities for years before 2018.

The Company follows the provisions of FASB ASC 740, Income Taxes, to evaluate uncertain tax positions. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material uncertain tax positions requiring recognition in the consolidated financial statements as of March 31, 2022.

	March 31, 2022	December 31, 2021
Deferred income tax assets:
Current:
Research and development costs	$569,826	$-
Unvested stock options	119,333	11,835
Other	-	4,050
Non-current:
Patents	99,580	90,480
Net operating losses	1,824,223	1,201,974
Other	80,190	49,606
Gross deferred income tax assets	2,693,152	1,357,945
Less: valuation allowance	(2,209,156)	(847,269)
Net deferred income tax asset	483,996	510,676

Deferred income tax liabilities:
Current:
Accrual to cash	(105,778)	(105,075)
Non-current
Property and equipment	(378,218)	(405,601)
Gross deferred income tax liabilities	(483,996)	(510,676)

Net deferred tax asset (liability)	$-	$-

(11) Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2022:

Numerator:
Net loss	$(5,003,511)
Denominator:
Weighted average common shares outstanding	11,309,412
Net loss per share, basic and diluted	$(0.44)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows as of March 31, 2022:

Stock options issued under the 2021 Equity Incentive Plan	866,284
Common stock purchase warrants outstanding	4,999,998
Total	5,866,282

(12) License Agreement

CTx has a licensing agreement with a company related to the patents and licensed know-how for use in the development of CTx-1301, CTx-1302, and CTx-2103. CTx will pay the following upon the occurrence of the following milestone events:

●	$250,000 Milestone payment upon dosing of first patient in a Phase 3 Clinical Trial for each product in the field, payable on a per product basis.
●	$250,000 Milestone payment upon licensee filing of new drug application for each product in the field, payable on a per product basis.
●	$250,000 Milestone payment for CTx-1301 and CTx-1302 and $500,000 Milestone payment for CTx-2103 upon receipt of first marketing approval from the FDA , payable on a per product basis.
●	$250,000 Milestone payment for CTx-2103 upon receipt of first marketing approval from the EMA (European Medicines Agency)

The Company has accrued the $250,000 milestone for CTx-1301 related to dosing of first patient in a Phase 3 Clinical Trial as management has deemed this milestone to be probable. The Company has not recorded any expense relating to the other milestones for either product as it has not deemed them probable of occurring as of March 31, 2022.

(13) Related Party Transactions

The general counsel of the Company is a partner with a law firm providing office facilities space that is leased by the Company. Rental expense incurred by the Company to the law firm was $9,000 for both the three months ended March 31, 2022 and 2021, which approximates fair value. As of March 31, 2022 and December 31, 2021, the Company had no outstanding amounts payable under this lease.

(14) Subsequent Events

Management evaluated events that occurred subsequent to March 31, 2022 through May 12, 2022, which is the date the interim financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical stage biopharmaceutical company using our proprietary Precision Timed ReleaseTM (PTR) drug delivery platform technology to build and advance a pipeline of next-generation pharmaceutical products designed to improve the lives of patients suffering from frequently diagnosed conditions characterized by burdensome daily dosing regimens and suboptimal treatment outcomes. We are initially focusing our efforts on the treatment of Attention Deficit/Hyperactivity Disorder (ADHD). Our PTR platform incorporates a proprietary Erosion Barrier Layer (EBL) designed to allow for the release of drug substance at specific, pre-defined time intervals, unlocking the potential for once-daily, multi-dose tablets. We believe there remains a significant, unmet need within the current treatment paradigm for true once-daily ADHD stimulant medications with lasting duration and a superior side effect profile to better serve the needs of patients throughout their entire active-day.

Since inception in 2012, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations through public and private capital raised. Cumulative capital raised from these sources, was approximately $63.8 million as of March 31, 2022.

We have incurred significant losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $5.0 million and $1.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $56.7 million.

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

CTx-1301: We have designed our clinical program for CTx-1301 (dexmethylphenidate), our lead investigational asset for the treatment of ADHD, based on U.S. Food and Drug Administration (FDA) feedback regarding our CTx-1301 initial Pediatric Study Plan (iPSP), and longstanding guidance on the accelerated approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.

We plan to commence two CTx-1301 Phase 3 clinical studies in 2022: (1) a fixed-dose pediatric and adolescent safety and efficacy study, with dosing of the first patient targeted in the second half of 2022, and (2) a pediatric safety and efficacy dose-optimization study to assess the onset and duration of efficacy, also targeted to begin in the second half of 2022. We have experienced certain manufacturing delays; our contract manufacturing organization (CMO) has experienced operational resource issues in the manufacturing and delivery of clinical supply for the CTx-1301 fixed-dose study. This has delayed the first patient dosed, initially targeted for the second quarter of 2022. Manufacturing of the final two dosage strengths is expected to begin in the second or third quarter of this year. Results from the fixed-dose study are expected in late 2022/early 2023. Assuming we receive positive clinical results from our Phase 3 trials, we still plan to submit a New Drug Application (NDA) for CTx-1301 in late 2023 under the Section 505(b)(2) pathway.

CTx-1302: We plan to initiate a Phase 1/2 bioavailability study in ADHD patients for CTx-1302 (dextroamphetamine), our second investigational asset for the treatment of ADHD, in 2023 and, if the results from this study are successful, we plan to initiate pivotal Phase 3 clinical trials in all patient segments for CTx-1302 in late 2023 with results expected in late 2024.

CTx-2103: We have embarked on a program to develop CTx-2103 (buspirone), which would expand the PTR platform into the anxiety therapeutic category and extend the potential of PTR technology in another indication where multiple daily doses are required and the timing, style, and ratio of this medication delivery is paramount. We initiated a human formulation study for CTx-2103 in May 2022 and have dosed the first subject. Results from the study are expected in July 2022, and the site for the study is BDD Pharma, Glasgow, Scotland, UK.

As of March 31, 2022, we had cash and cash equivalents of $12.6 million. Based on our operating plan, we believe that our cash and cash equivalents will enable us to fund our research and development and general and administrative expenses through late 2022. In addition, in order to achieve the filing of our NDA for CTx-1301 in late 2023 for potential FDA approval, we believe that we will need approximately $21.5 million of additional capital, which amount has increased approximately $6.5 million from the original estimate due primarily to an estimated six months of additional operating expenses resulting from the manufacturing delay described above. Inflation and additional clinical site expenses and manufacturing costs are also expected. We will also need additional capital to advance our other programs. We are evaluating alternatives to raise additional capital, including equity and debt financing and non-dilutive strategic collaborations in the U.S. and abroad. In addition, we continue to evaluate commercial collaborations and strategic relationships with established pharmaceutical companies, which would provide us with more immediate access to marketing, sales, market access and distribution infrastructure. See “Liquidity and Capital Resources” below.

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

While the full impact of the pandemic continues to evolve, the financial markets have been subject to significant volatility that may adversely impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values may also affect our ability to enter into collaborations, joint ventures, and license and royalty agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. We may face difficulties recruiting or retaining patients in our ongoing and planned preclinical and clinical trials if patients are affected by the virus or are fearful of traveling to our clinical trial sites. We and our third-party CMOs, clinical research organizations (CROs), and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.

The extent to which the COVID-19 pandemic may in the future impact our financial condition, liquidity or results of operations is uncertain. While the pandemic did not materially affect our financial results and business operations in the quarter ended March 31, 2022, we are unable to predict the impact that COVID-19 may have on our financial position and operating results in future periods due to numerous uncertainties. Management continues to actively monitor the situation and the possible effects on our financial condition, operations, suppliers, vendors, our workforce and the overall industry. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see the “Risk Factors” section in our Form 10-K.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred in the discovery and development of our product candidates, and primarily include:

●	expenses incurred under third party agreements with CROs, and investigative sites, that conducted or will conduct our clinical trials and a portion of our pre-clinical activities;

●	costs of raw materials, as well as manufacturing cost of our materials used in clinical trials and other development testing;

●	expenses, including salaries and benefits of employees engaged in research and development activities;

●	costs of manufacturing equipment, depreciation and other allocated expenses; and

●	fees paid for contracted regulatory services as well as fees paid to regulatory authorities including the US Food and Drug Administration for review and approval of our product candidates.

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our product candidates. We have experienced increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services; director and officer insurance; and investor and public relations costs.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we have identified several accounting policies that are critical to the judgements and estimates used in the preparation of our consolidated financial statements. These policies relate to research and development costs and stock-based compensation. A discussion of these policies can be found in the “Critical Accounting Policies and Significant Judgments and Estimates” section of our Form 10-K.

There have been no changes in our application of critical accounting policies since December 31, 2021.

Results of Operations

Comparison of the three months ended March 31, 2022 and March 31, 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and March 31, 2021:

	Three months ended
	March 31,		Increase	% Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Operating expenses:
Research and development	$2,762	$562	$2,200	391.5%
General and administrative	2,247	768	1,479	192.6%
Loss from operations	(5,009)	(1,330)	(3,679)	(584.0)%
Interest and other income (expense), net	6	(4)	10	(250.0)%
Net loss	$(5,003)	$(1,334)	$(3,669)	275.0%

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,		Increase	% Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Clinical operations	$808	$21	$787	NM
Drug manufacturing and formulation	1,353	248	1,105	445.6%
Personnel expenses	583	298	285	95.6%
Regulatory costs	18	(5)	23	460.0%
Total research and development expenses	$2,762	$562	$2,200	391.5%

Research and development (R&D) expenses were $2.8 million for the three months ended March 31, 2022, an increase of $2.2 million or 391.5% from the three months ended March 31, 2021. This increase was related to increased development activity as we prepare for a Phase 3 clinical trial for CTx-1301. Manufacturing clinical supply began in the first quarter of 2022 and study start-up activities have been occurring since late 2021.

General and administrative expenses

The following table summarizes our general and administrative (G&A) expenses for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,		Increase	% Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Personnel expenses	$662	$286	$376	131.5%
Legal and professional fees	648	264	384	145.5%
Occupancy	126	102	24	23.5%
Insurance	674	41	633	NM
Other	137	75	62	82.7%
Total general and administrative expenses	$2,247	$768	$1,479	192.6%

Total G&A expenses were $2.2 million for the three months ended March 31, 2022, an increase of $1.5 million or 192.6% from the three months ended March 31, 2021. The increase was primarily attributable to an increase in personnel expenses of $0.4 million as we added personnel in late 2021 in anticipation of becoming a public company, an increase of $0.6 million in insurance costs which relates to the directors and officers insurance policy obtained when we became a publicly traded company, and an increase in legal and professional fees of $0.4 million, which relates to the audit and tax fees for the 2021 audit which were in incurred in the first quarter of 2022, an earlier timeframe as compared to 2021.

Interest and other income (expense)

The following table summarizes interest and other income (expense) for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,		Increase	% Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Interest and other income (expense), net	$6	$(4)	$10	(250.0)%

Total interest and other income (expense), net primarily relates to interest and dividends earned on invested balances during the three months ended March 31, 2022 and relates to interest incurred on outstanding notes payable during the three months ended March 31, 2021. All notes payable were paid in full in December 2021 with proceeds from our IPO.

Cash Flows

	Three months ended March 31,		Increase
(in thousands)	2022	2021	(decrease)
Net cash (used in) operating activities	$(3,864)	$(1,674)	$2,190
Net cash (used in) investing activities	(10)	(66)	(56)
Net cash (used in) provided by financing activities	(4)	1,351	1,355
Net decrease in cash and cash equivalents	$(3,878)	$(389)	$3,489

Cash Flows from Operating Activities

Net cash used in operating activities was $3.9 million for the three months ended March 31, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $5.0 million, prior to the effects of two noncash items, stock-based compensation expense of $0.2 million and depreciation of $0.1 million. Changes in operating assets and liabilities included a decrease in prepaid expenses of $0.4 million primarily due to a significant down payment made on the directors and officers insurance policy in late 2021, which is being amortized over the policy period, as well as an increase in accounts payable and accrued expenses of $0.4 million due to increased development activity on CTx-1301 resulting in increased billings and amounts owed as of March 31, 2022.

Net cash used in operating activities was $1.7 million for the three months ended March 31, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $1.3 million, offset by depreciation. Changes in operating assets and liabilities included a decrease in accounts payable and accrued expenses of $0.3 million mainly due to the timing of payments to our service providers.

Cash Flows from Investing Activities

Net cash used in investing activities for both the three months ended March 31, 2022 and March 31, 2021 was related to the purchase of equipment to support our research and development.

Cash Flows from Financing Activities

Net cash used in financing activities in the three months ended March 31, 2022 was related to principal payments on finance lease obligations.

Net cash provided by financing activities in the three months ended March 31, 2021 was primarily related to proceeds of the issuance of $1.4 million of equity units of CTx.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012 through March 31, 2022, we have not generated any revenue and have incurred significant operating losses and negative cash flow from our operations. Based on our current operating plan, we expect our cash and cash equivalents of $12.6 million as of March 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through late 2022. In addition, in order to achieve the filing of our NDA for CTx-1301 in late 2023 for potential FDA approval, we believe that we will need approximately $21.5 million of additional capital, which amount has increased approximately $6.5 million from the original estimate due primarily to an estimated six months of additional operating expenses resulting from the manufacturing delay described above. Inflation and additional clinical site expenses and manufacturing costs are also expected. We will also need additional capital to advance our other programs. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the cost and timing of manufacturing the clinical supply of our product candidates;

●	the initiation, progress, timing, costs and results of clinical trials for our product candidates;

●	the clinical development plans we establish for each product candidate;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	the cost and timing of the implementation of commercial scale manufacturing activities; and

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2022 that will affect our future liquidity. Based on our current operating plan, we plan to satisfy the obligations identified below with cash and cash equivalents as of March 31, 2022.

We entered into a patent and know-how licensing agreement with BDD Pharma Limited in August 2018. See the “Business – Material Agreements” section of our Form 10-Kfor a description of this agreement. We may be required to pay BDD Pharma certain amounts in connection with clinical trial and regulatory milestones. The first milestone payment of $250,000 will likely become due in the next twelve months based on the dosing of the first patient in the Phase 3 fixed-dose pediatric and adolescent safety and efficacy study for CTx-1301. This payment is accrued in our March 31, 2022 financial statements.

We entered into an agreement with a CRO for the Phase 3 fixed-dose pediatric and adolescent safety and efficacy study for CTx-1301, in which we plan to dose the first patient in the second half of 2022. We also entered into agreements with a CMO and other third parties for manufacture of the Phase 3 clinical supply of CTx-1301. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation and in some cases, wind-down costs. The exact amount of such obligations is dependent on the timing of termination and the terms of the related agreement and are not known.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have incurred a net loss for the three months ended March 31, 2022 and March 31, 2021 and had accumulated losses of $56.7 million since inception to March 31, 2022. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our sources of capital have included private capital raises in various classes of units of CTx prior to the Reorganization Merger and the issuance of equity securities in connection with our IPO. Additional financings will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Our Disclosure Controls

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022, have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 28, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

The remainder of the information required by this item regarding the use of our IPO proceeds has been omitted pursuant to SEC rules because such information has not changed since our last periodic report was filed.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cingulate Inc.	10-K	3.1	3/28/2022
3.2	Amended and Restated Bylaws of Cingulate Inc.	10-K	3.2	3/28/2022
10.1*+	Form of Nonqualified Stock Option Award under 2021 Plan
10.2*+	Form of Incentive Stock Option Award under 2021 Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed Herewith

** Furnished Herewith

+ Indicates a management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULATE INC.

Date: May 12, 2022	By:	/s/ Shane J. Schaffer
Shane J. Schaffer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Louis G. Van Horn
Louis G. Van Horn
Chief Financial Officer
(Principal Financial Officer)

