Form 10-Q
period 2022-06-30
Cingulate Inc.
filed 2022-08-11
CIK 1862150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 4, 2022, 11,309,412 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Cingulate Inc.

Form 10-Q for the Quarter Ended June 30, 2022

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Cingulate Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$8,195,760	$16,492,745
Short-term investments	-	933
Miscellaneous receivables	140,113	690,248
Prepaid expenses and other current assets	1,766,279	1,698,353
Total current assets	10,102,152	18,882,279

Property and equipment, net	2,952,920	3,145,378
Operating lease right-of-use assets	748,782	858,600

Total assets	13,803,854	22,886,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	282,265	264,687
Accrued expenses	311,573	601,300
Current installments of obligations under finance leases	15,570	15,096
Other current liabilities	314,097	295,595
Total current liabilities	923,505	1,176,678

Long-term liabilities:
Obligations under finance leases	29,633	37,534
Operating lease liabilities	665,842	828,503

Total liabilities	1,618,980	2,042,715

Stockholders’ Equity
Common Stock, $0.0001 par value; 240,000,000 shares authorized and 11,309,412 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,131	1,131
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Additional Paid-in-Capital	72,963,214	72,574,510
Accumulated other comprehensive income	(3,249)	165
Accumulated deficit	(60,776,222)	(51,732,264)
Total stockholders’ equity	12,184,874	20,843,542

Total liabilities and stockholders’ equity	$13,803,854	$22,886,257

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$2,178,226	$793,587	$4,940,510	$1,356,106
General and administrative	1,870,591	629,032	4,117,651	1,396,677
Operating loss	(4,048,817)	(1,422,619)	(9,058,161)	(2,752,783)

Interest and other income (expense), net	8,370	(9,676)	14,203	(13,435)
Loss before income taxes	(4,040,447)	(1,432,295)	(9,043,958)	(2,766,218)
Income tax benefit (expense)	-	-	-	-

Net loss	(4,040,447)	(1,432,295)	(9,043,958)	(2,766,218)
Other comprehensive income (loss):
Change in unrealized loss on short-term investments	(466)	-	(3,414)	-
Comprehensive loss	$(4,040,913)	$(1,432,295)	$(9,047,372)	$(2,766,218)
Net loss per share of common stock, basic and diluted	$(0.36)	-	$(0.80)	-

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	11,309,412	-	11,309,412	-

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional	Members’	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Paid-in-Capital	Capital	Deficit	Income	Equity
Balance January 1, 2021	-	-	$-	32,314,441	$(31,022,336)	$165	$1,292,270
Member contributions			-	1,385,688			1,385,688
Net loss	-	-	-		(1,333,923)	-	(1,333,923)
Balance March 31, 2021	-	$-	$-	$33,700,129	$(32,356,259)	$165	$1,344,035
Activity for the three months to June 30, 2021:
Member contributions	-	-	-	1,987,640	-	-	1,987,640
Net loss	-	-	-	-	(1,432,295)	-	(1,432,295)
Balance June 30, 2021	-	$-	$-	$35,687,769	$(33,788,554)	$165	$1,899,380

Balance January 1, 2022	11,309,412	1,131	$72,574,510	-	$(51,732,264)	$165	$20,843,542
Activity for the three months to March 31, 2022:
Unrealized losses on available for sale investments	-	-	-	-	-	(2,948)	(2,948)
Stock-based compensation expense	-	-	181,518	-	-	-	181,518
Net loss	-	-	-	-	(5,003,511)	-	(5,003,511)
Balance March 31, 2022	11,309,412	$1,131	$72,756,028	$-	$(56,735,775)	$(2,783)	$16,018,601
Activity for the three months to June 30, 2022:
Unrealized losses on available for sale investments	-	-	-	-	-	(466)	(466)
Stock-based compensation expense	-	-	207,186	-	-	-	207,186
Net loss	-	-	-	-	(4,040,447)	-	(4,040,447)
Balance June 30, 2022	11,309,412	$1,131	$72,963,214	$-	$(60,776,222)	$(3,249)	$12,184,874

See notes to consolidated financial statements

Cingulate Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(9,043,958)	$(2,766,218)
Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation	202,858	351,286
Stock-based compensation	388,705	-
Changes in operating assets and liabilities:
Miscellaneous receivables	550,135	(128,528)
Prepaid expenses and other current assets	(67,926)	(1,190,416)
Operating lease right-of-use assets	109,818	(1,739)
Trade accounts payable and accrued expenses	(272,149)	541,672
Other current liabilities	18,502	46,732
Operating lease liabilities	(162,661)	(77,501)
Net cash used in operating activities	(8,276,676)	(3,224,712)

Investing activities:
Purchase of property and equipment	(10,400)	(88,955)
Proceeds from sale of short-term investments	933	-
Other	(3,415)	-
Net cash used in investing activities	(12,882)	(88,955)

Financing Activities:
Members’ capital contributions	-	3,373,163
Principal payments on finance lease obligations	(7,427)	(212,853)
Net cash provided by (used in) financing activities	(7,427)	3,160,310

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(8,296,985)	(153,357)
Cash and cash equivalents at beginning of year	16,492,745	1,197,672
Cash and cash equivalents at end of year	$8,195,760	$1,044,315

Property and equipment accrued but not yet paid at end of period	$-	$164,365
Cash payments:
Interest paid	$9,619	$4,880

See notes to consolidated financial statements

CINGULATE INC.

Notes to Consolidated Financial Statements

(1)	Nature of the Business and Liquidity

Organization

Cingulate Inc. is a clinical stage biopharmaceutical company focused on the development of products utilizing its drug delivery platform technology that enables the formulation and manufacture of once-daily tablets of multi-dose therapies, with an initial focus on the treatment of Attention Deficit/Hyperactivity Disorder (ADHD). The Company is developing two proprietary, first-line stimulant medications, CTx-1301 (dexmethylphenidate) and CTx-1302 (dextroamphetamine), for the treatment of ADHD intended for all patient segments: children, adolescents, and adults. CTx-1301 and CTx-1302 utilize a flexible core tableting technology with target product profile designed to deliver a rapid onset and last the entire active day with a controlled descent of plasma drug level and have favorable tolerability. The Company is preparing to start Phase 3 clinical trials for CTx-1301 in the second half of 2022. In addition, the Company has a third product to treat anxiety, CTx-2103, in a formulation stage.

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

CTx is the predecessor of Cingulate for financial reporting purposes. The consolidated financial statements and notes for the periods ended June 30, 2022 and the year ended December 31, 2021 represent the full consolidation of Cingulate and its subsidiaries, including CTx and all references to the Company represent this full consolidation. For periods prior to the year ended December 31, 2021, the consolidated financial statements and notes represent the full consolidation of CTx and its subsidiaries.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As a pre-revenue entity, the Company is dependent on the ability to raise capital to support operations until such time as the product candidates under development are U.S Food and Drug Administration (FDA) approved, manufactured, commercially available to the marketplace and produce revenues. The IPO, which was completed in December 2021, provided the Company the ability to continue its research and development activities; however, the Company will need additional funding for operations and development in order to meet its obligations. Management is evaluating various strategies to obtain additional funding for operations and development which may include additional offerings of common stock, issuance of debt, potential strategic research and development partners, and licensing and/or marketing arrangements with pharmaceutical companies. Successful implementation of these plans involves both the Company’s efforts and factors that are outside its control, such as market factors and FDA approval of product candidates. The Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

The accompanying consolidated balance sheet as of June 30, 2022, the consolidated statements of operations for the three and six-month periods ended June 30, 2022 and 2021 and, the consolidated statement of stockholders’ equity for the three and six-month periods ended June 30, 2022 and 2021, the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and the related interim disclosures are unaudited. These unaudited consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

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

Miscellaneous receivables consist of payroll tax credits generated from the Company’s 2020 and 2019 federal income tax returns, which have not yet been received as of June 30, 2022, as well as employee retention tax credits for payroll costs incurred in 2020 and the first three quarters of 2021. As of June 30, 2022 and December 31, 2021, the Company determined that there was no allowance necessary relating to these receivables.

(e)	Impairment of Long-lived Assets

The Company assesses the carrying value of its long-lived assets, including property and equipment, as well as lease right of use (ROU) assets, when events or circumstances indicate that the carrying value of such assets may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset groups. No impairment was recognized during the three or six-month periods ended June 30, 2022 or 2021.

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

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s policy is to recognize significant transfers between the levels at the actual date of the event. There were no transfers in or out of Levels 1, 2, or 3 during the three or six-month periods ended June 30, 2022 or June 30, 2021.

The Company has no Level 2 or Level 3 investments. The cash and short-term investments held by the Company are categorized as Level 1 investments as quoted market prices are readily available for these investments.

Assets measured and carried at fair value on a recurring basis are summarized below:

June 30, 2022
		Gross	Gross	Fair Value	Fair Value	Fair Value
	Amortized	Unrealized	Unrealized	of Current	of Non-Current	of Total
	Cost	Gains	Losses	Assets	Assets	Assets
Money Market Fund	$7,519,009	-	$(3,413)	$7,515,596	-	$7,515,596

December 31, 2021
		Gross	Gross	Fair Value	Fair Value	Fair Value
	Amortized	Unrealized	Unrealized	of Current	of Non-Current	of Total
	Cost	Gains	Losses	Assets	Assets	Assets
Mutual Fund	$920	$13		$933	$-	$933

(4)	Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Insurance	$1,137,786	$761,594
Active pharmaceutical ingredients	224,381	264,361
Research and development	116,432	643,917
Legal fees	154,858	-
Other	132,822	28,481
	$1,766,279	$1,698,353

(5)	Property and Equipment

Property and equipment, net consists of the following at June 30, 2022 and December 31, 2021:

	Estimated
	Useful Life	June 30,	December 31,
	(in years)	2022	2021
Equipment	2-7	$2,509,126	$2,509,126
Furniture and fixtures	7	145,754	145,754
Computer equipment	5	41,898	41,898
Leasehold improvements	5	471,505	471,505
Construction-in-process	-	1,653,550	1,643,150
		4,821,833	4,811,433
Less: accumulated depreciation		(1,868,913)	(1,666,055)
		$2,952,920	$3,145,378

Depreciation expense for the six months ended June 30, 2022 was $202,858 and for the six months ended June 30, 2021 was $351,286. Depreciation expense for the three months ended June 30, 2022 was $101,429 and for the three months ended June 30, 2021 was $76,853.

(6) Accrued Expenses

Accrued expenses consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Professional and consulting fees	$15,000	$15,000
Research and development	250,000	250,000
CIP- Equipment	-	279,730
Other	46,573	56,570
	$311,573	$601,300

(7)	Members’ Capital

Prior to the Reorganization Merger, the Company had multiple classes of Members’ capital, comprised of Founders Units, Class B, D, E, F and G Preferred Units, and Class C Profits Interests. Class B, E, F and G Preferred Units had similar rights specifically related to cash distributions as a return of invested capital. Class D Preferred Units had all the rights of Founders and the other Classes of Preferred Units plus some additional rights noted below. All classes of Members’ capital had voting rights. The Company maintained capital accounts for each Member. 3,243,201 Units of Class F and Class G were issued during the year ended December 31, 2021, prior to the Reorganization Merger. 614,137 Units of Class F and Class G were issued during the three months ended March 31, 2021 and 948,804 units were issued during the three months ended June 30, 2021.

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

(9) Stockholders’ Equity

The Company has authorized 240,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock at June 30, 2022 and December 31, 2021 of which 11,309,412 shares of common stock were issued and outstanding. The Company has not issued any shares of preferred stock.

7,142,746 shares of common stock issued and outstanding were issued in connection with the Reorganization Merger to convert Units of CTx outstanding immediately prior to the Reorganization Merger.

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

The maximum number of shares of common stock available for issuance in connection with options and other awards granted under the 2021 Plan is 1,927,810 and as of June 30, 2022, 1,044,009 shares of common stock were available for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1st of each year until the expiration of the 2021 Plan, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, on a fully diluted basis, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

The Company recorded stock-based compensation expense of $388,705 during the six months ended June 30, 2022, and $207,189 during the three months ended June 30, 2022, relating to options issued in 2021 and 2022. As of June 30, 2022 and December 31, 2021, there was $2,669,011 and $2,637,895 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2021 Plan, which is expected to be recognized over the next one to four years.

A summary of option activity under the Plan during the three and six months ended June 30, 2022 is as follows:

		Weighted-Average	Weighted-Average	Aggregate
	Shares	Exercise Price per Share	Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	523,285	$6.00	9.94
Grants	342,999	$1.82	9.91
Exercised	—
Forfeitures or expirations	—
Outstanding at March 31, 2022	866,284	$4.35	9.78	$182,900
Grants	17,517	$1.46	10.00
Exercised	—
Forfeitures or expirations	—
Outstanding at June 30, 2022	883,801	$4.29	9.49	$24,800
Options exercisable as of June 30, 2022	11,017
Options unvested as of June 30, 2022	872,784

The Company’s stock options issued qualify for equity accounting treatment under ASC 718 and are measured at fair value as of their grant date accordingly. The fair value of the options were estimated using a Black-Scholes model. The assumptions that the Company used to estimate the grant-date fair value of stock options granted to employees during the six-month period ended June 30, 2022 were as follows; shown on a weighted average basis:

Risk-free interest rate	1.60%
Weighted-average expected term (in years)	6.07
Expected volatility	1.12
Expected dividend yield	0%

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

The grant-date fair value of options granted during the year ended December 31, 2021 was $5.09 and the grant date fair value of the options issued during the three months ended March 31, 2022 ranged from $1.12 to $1.16. The grant date fair value of the options issued during the three months ended June 30, 2022 ranged from $1.04 to $1.34.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock. The fair value per share of common stock was $1.46 as of June 30, 2022, based upon the closing price of our common stock on the Nasdaq Capital Market.

(11) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. No deferred income tax benefit or expense was recorded as of June 30, 2022, for federal or state income taxes.

Income tax expense differed from the expected expense computed by applying the U.S. Federal income tax rate as follows:

	Six Months Ended	Three Months Ended
	June 30, 2022	June 30, 2022
Federal income tax benefit at statutory rate	$(1,888,057)	$(848,475)
State income tax benefit	(497,189)	(223,432)
Permanent differences	8,763	3,098
Change in valuation allowance	2,439,294	1,077,408
Other	(62,811)	(8,599)
Total income tax expense	$-	$-

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items. The Company recorded a valuation allowance of its net deferred tax assets totaling $3,285,986 as of June 30, 2022 and $847,269 at December 31, 2021, which was recorded as a component of income tax expense on the accompanying consolidated statements of operations and other comprehensive loss.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Companies are not subject to U.S. federal and state income tax examinations by tax authorities for years before 2018.

The Company follows the provisions of FASB ASC 740, Income Taxes, to evaluate uncertain tax positions. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material uncertain tax positions requiring recognition in the consolidated financial statements as of June 30, 2022.

	June 30, 2022	December 31, 2021
Deferred income tax assets:
Current:
Research and development costs	$962,910	$-
Unvested stock options	116,786	11,835
Other	-	4,050
Non-current:
Patents	102,317	90,480
Net operating losses	2,410,153	1,201,974
Other	74,615	49,606
Gross deferred income tax assets	3,666,781	1,357,945
Less: valuation allowance	(3,285,986)	(847,269)
Net deferred income tax asset	380,795	510,676

Deferred income tax liabilities:
Current:
Accrual to cash	(29,963)	(105,075)
Non-current
Property and equipment	(350,832)	(405,601)
Gross deferred income tax liabilities	(380,795)	(510,676)

Net deferred tax asset (liability)	$-	$-

(12) Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Numerator:
Net loss	$(4,040,447)	$(9,043,958)
Denominator:
Weighted average common shares outstanding	11,309,412	11,309,412
Net loss per share, basic and diluted	$(0.36)	$(0.80)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows for the three and six-month periods ended June 30, 2022:

Stock options issued under the 2021 Equity Incentive Plan	883,801
Common stock purchase warrants outstanding	4,999,998
Total	5,883,799

(13) License Agreement

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

The Company has accrued the $250,000 milestone for CTx-1301 related to dosing of first patient in a Phase 3 Clinical Trial as management has deemed this milestone to be probable. The Company has not recorded any expense relating to the other milestones for either product as it has not deemed them probable of occurring as of June 30, 2022.

(14) Related Party Transactions

The general counsel of the Company is a partner with a law firm providing office facilities space that is leased by the Company. Rental expense incurred by the Company to the law firm was $18,000 for both the six months ended June 30, 2022 and 2021 and $9,000 for both the three months ended June 30, 2022 and 2021, which approximates fair value. As of June 30, 2022 and December 31, 2021, the Company had no outstanding amounts payable under this lease.

(15) Subsequent Events

Management evaluated events that occurred subsequent to June 30, 2022 through August 11, 2022, which is the date the interim financial statements were issued.

On August 10, 2022, the Company received $5.0 million of debt financing from Werth Family Investment Associates LLC (WFIA). Peter Werth, manager of WFIA, is a member of the Company’s Board of Directors. The promissory note executed in favor of WFIA is unsecured with interest accruing at 15% per annum. Outstanding principal and all accrued and unpaid interest is due and payable on August 8, 2025 or 120 days following written demand made by WFIA during the first five business days of a calendar quarter beginning April 1, 2023. The Company may prepay the note, in whole or in part, without premium or penalty; provided, that no amount repaid may be reborrowed.

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

Overview

We are a clinical stage biopharmaceutical company using our proprietary Precision Timed ReleaseTM (PTRTM) drug delivery platform technology to build and advance a pipeline of next-generation pharmaceutical products designed to improve the lives of patients suffering from frequently diagnosed conditions characterized by burdensome daily dosing regimens and suboptimal treatment outcomes. We are initially focusing our efforts on the treatment of Attention Deficit/Hyperactivity Disorder (ADHD). Our PTR platform incorporates a proprietary Erosion Barrier Layer (EBL) designed to allow for the release of drug substance at specific, pre-defined time intervals, unlocking the potential for once-daily, multi-dose tablets. We believe there remains a significant, unmet need within the current treatment paradigm for true once-daily ADHD stimulant medications with lasting duration and a superior side effect profile to better serve the needs of patients throughout their entire active-day.

Since inception in 2012, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations through public and private capital raised. Cumulative capital raised from these sources, was approximately $63.8 million as of June 30, 2022.

We have incurred significant losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $4.0 million and $1.4 million for the three months ended June 30, 2022 and June 30, 2021, respectively and $9.0 million and $2.8 million for the six months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $60.8 million.

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

Debt Financing

We received $5.0 million of debt financing (the “WFIA Debt Financing”) from Werth Family Investment Associates LLC (“WFIA”). The promissory note, dated August 9, 2022, in favor of WFIA is unsecured with interest accruing at 15% per annum. Outstanding principal and all accrued and unpaid interest is due and payable on August 8, 2025 unless accelerated due to an event of default. Beginning April 1, 2023, WFIA has the right during the first five business days of each calendar quarter to demand payment of all outstanding principal and interest 120 days following notice to us. We may prepay the note, in whole or in part, without premium or penalty; provided, that no amount repaid may be reborrowed. See “Liquidity and Capital Resources” below.

WFIA owns 871,731 shares of our common stock and Peter J. Werth, a member of the Company’s Board of Directors and the manager of WFIA, owns 21,849 shares of our common stock. Our Audit Committee and Board of Directors reviewed the terms of the WFIA Debt Financing pursuant to our Policy and Procedures for Related Person Transactions and determined that the WFIA Debt Financing is in our best interest and the best interests of our stockholders. Due to the WFIA Debt Financing, our Board of Directors determined that Mr. Werth is no longer an independent director.

CTx-1301: We have designed our clinical program for CTx-1301 (dexmethylphenidate), our lead investigational asset for the treatment of ADHD, based on U.S. Food and Drug Administration (FDA) feedback regarding our CTx-1301 initial Pediatric Study Plan (iPSP), and longstanding guidance on the expedited approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.

We have commenced study start-up activities for the CTx-1301 Phase 3, fixed-dose, pediatric and adolescent safety and efficacy study, and anticipate dosing of the first patient in late 2022. We have been experiencing delays in the manufacturing and delivery of clinical supply for this study due to operational resource issues at our contract manufacturing organization (CMO). Manufacturing of the final two dosage strengths, which are necessary to dose the first patient, is expected to begin in the second half of this year. Results from the fixed-dose study are expected in the second half of 2023. In order to meet the pharmacology requirement for the CTx-1301 New Drug Application (NDA) submission, we plan to complete a food effect study in the fourth quarter of 2022. Assuming we receive positive clinical results from our Phase 3 trial and food effect study, we still plan to submit the NDA for CTx-1301 in late 2023 under the Section 505(b)(2) pathway.

In addition to the studies noted above, we plan to initiate an adult dose-optimization study (Phase 3b) to assess the onset and duration of efficacy in the second half of 2023. This Phase 3b trial is supplementary and is not required for the CTx-1301 NDA submission.

CTx-1302: We plan to initiate a Phase 1/2 bioavailability study in ADHD patients for CTx-1302 (dextroamphetamine), our second investigational asset for the treatment of ADHD, in 2023 and, if the results from this study are successful, we plan to initiate pivotal Phase 3 clinical trials in all patient segments for CTx-1302 in 2024 with results expected in 2025.

CTx-2103: We have embarked on a program to develop CTx-2103 (buspirone) for the treatment of anxiety, which is the most common mental health concern in the U.S. Furthermore, this trial extends the potential of the PTR platform where multiple daily doses are required and the timing, style, and ratio of this medication delivery is paramount. We initiated a human formulation study for CTx-2103 in May 2022 at BDD Pharma in Glasgow, Scotland, UK. Results from the study are expected by the end of August 2022.

As of June 30, 2022, we had cash and cash equivalents of $8.2 million. Based on our operating plan and with the proceeds from the WFIA Debt Financing, we believe that our cash and cash equivalents will enable us to fund our research and development and general and administrative expenses through the first quarter of 2023. In addition, in order to achieve the filing of our NDA for CTx-1301 in late 2023 for potential FDA approval, we believe that we will need approximately $16.5 million of additional capital. We will also need additional capital to advance our other programs. We are evaluating alternatives to raise additional capital, including equity and debt financing and non-dilutive strategic collaborations in the U.S. and abroad. In addition, we continue to evaluate commercial collaborations, which would provide us with more immediate access to marketing, sales, market access and distribution infrastructure. See “Liquidity and Capital Resources” below.

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

The extent to which the COVID-19 pandemic may in the future impact our financial condition, liquidity or results of operations is uncertain. While the pandemic did not materially affect our financial results and business operations in the quarter ended June 30, 2022, we are unable to predict the impact that COVID-19 may have on our financial position and operating results in future periods due to numerous uncertainties. Management continues to actively monitor the situation and the possible effects on our financial condition, operations, suppliers, vendors, our workforce and the overall industry. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see the “Risk Factors” section in our Form 10-K.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred in the discovery and development of our product candidates, and primarily include:

●	expenses incurred under third party agreements with CROs, and investigative sites, that conducted or will conduct our clinical trials and a portion of our pre-clinical activities;

●	costs of raw materials, as well as manufacturing cost of our materials used in clinical trials and other development testing;

●	expenses, including salaries and benefits of employees engaged in research and development activities;

●	costs of manufacturing equipment, depreciation and other allocated expenses; and

●	fees paid for contracted regulatory services as well as fees paid to regulatory authorities including the FDA for review and approval of our product candidates.

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our growing operations including the potential commercialization of our product candidates. We have experienced increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services; director and officer insurance; and investor and public relations costs.

Interest and other income (expense), net

Interest and other income (expense), net consists of interest earned on our short-term investments and interest expense. The primary objective of our investment policy is liquidity and capital preservation.

Interest expense to date has consisted primarily of interest expense on notes payable to related parties, interest charged by certain vendors, financing charge on insurance premiums and credit card interest. All related party notes were paid in full in December 2021 with proceeds from our IPO.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and June 30, 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and June 30, 2021:

	Three Months ended			%
	June 30,		Increase	Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$2,178	$794	$1,384	174.3%
General and administrative	1,870	629	1,241	197.3%
Loss from operations	(4,048)	(1,423)	(2,625)	184.5%
Interest and other income (expense), net	8	(9)	17	188.9%
Net Loss	$(4,040)	$(1,432)	$(2,608)	182.1%

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and June 30, 2021:

	Three Months ended			%
	June 30,		Increase	Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Clinical operations	$693	$56	$637	NM
Drug manufacturing and formulation	801	353	448	126.9%
Personnel expenses	654	359	295	82.2%
Regulatory costs	30	26	4	15.4%
Total research and development expenses	$2,178	$794	$1,384	174.3%

Research and development (R&D) expenses were $2.2 million for the three months ended June 30, 2022, an increase of $1.4 million or 174.3% from the three months ended June 30, 2021. This increase was related to increased development activity as we prepare for a Phase 3 clinical trial for CTx-1301. Manufacturing clinical supply began in the first quarter of 2022 and continued through the second quarter and study start-up activities have been occurring since late 2021. In addition, the Company added clinical and manufacturing personnel in late 2021 in anticipation of the increased development activity.

General and administrative expenses

The following table summarizes our general and administrative (G&A) expenses for the three months ended June 30, 2022 and June 30, 2021:

	Three Months ended			%
	June 30,		Increase	Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Personnel expenses	$546	$314	$232	73.9%
Legal and professional fees	401	107	294	274.8%
Occupancy	118	111	7	6.3%
Insurance	670	38	632	NM
Other	135	59	76	127.3%
Total general and administrative expenses	$1,870	$629	$1,241	197.1%

Total G&A expenses were $1.9 million for the three months ended June 30, 2022, an increase of $1.2 million or 197.1% from the three months ended June 30, 2021. The overall increase in G&A expenses is the result of operating as a public company in 2022 as compared to operating as a private company in 2021. Personnel expenses increased by $0.3 million as legal and accounting personnel were added in late 2021, insurance costs increased by $0.6 million which relates to the directors and officers insurance policy, and legal and professional fees increased by $0.3 million which relates to increased investor and public relations fees, board compensation fees and audit fees.

Interest and other income (expense)

The following table summarizes interest and other income (expense) for the three months ended June 30, 2022 and June 30, 2021:

	Three Months ended			%
	June 30,		Increase	Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Interest and other income (expense), net	$8	$(9)	$17	188.9%

Total interest and other income (expense), net primarily relates to interest and dividends earned on invested balances during the three months ended June 30, 2022 and relates to interest incurred on outstanding notes payable during the three months ended June 30, 2021. All notes payable were paid in full in December 2021 with proceeds from our IPO.

Comparison of the six months ended June 30, 2022 and June 30, 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and June 30, 2021:

	Six Months ended			%
	June 30,		Increase	Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$4,941	$1,356	$3,585	264.4%
General and administrative	4,117	1,397	2,720	194.7%
Loss from operations	(9,058)	(2,753)	(6,305)	229.0%
Interest and other income (expense), net	14	(13)	27	207.7%
Net Loss	$(9,044)	$(2,766)	$(6,278)	227.0%

Research and development expenses

The following table summarizes our R&D for the six months ended June 30, 2022 and June 30, 2021:

	Six Months ended			%
	June 30,		Increase	Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Clinical operations	$1,501	$77	$1,424	NM
Drug manufacturing and formulation	2,154	600	1,554	259.0%
Personnel expenses	1,237	658	579	88.0%
Regulatory costs	49	21	28	133.3%
Total research and development expenses	$4,941	$1,356	$3,585	264.4%

R&D expenses were $4.9 million for the six months ended June 30, 2022, an increase of $3.6 million or 264.4% from the six months ended June 30, 2021. This increase was related to increased development activity as we prepare for a Phase 3 clinical trial for CTx-1301. Manufacturing clinical supply began in the first quarter of 2022 with continued activity in the second quarter and study start-up activities have been occurring since late 2021. In addition, the Company added clinical and manufacturing personnel in late 2021 in anticipation of the increased development activity.

General and administrative expenses

The following table summarizes our G&A expenses for the six months ended June 30, 2022 and June 30, 2021:

	Six Months ended			%
	June 30,		Increase	Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Personnel expenses	$1,229	$595	$634	106.6%
Legal and professional fees	1,048	371	677	182.5%
Occupancy	246	212	34	16.0%
Insurance	1,343	79	1,264	NM
Other	251	140	111	79.3%
Total general and administrative expenses	$4,117	$1,397	$2,720	194.7%

Total G&A expenses were $4.1 million for the six months ended June 30, 2022, an increase of $2.7 million or 194.7% from the six months ended June 30, 2021. The overall increase in G&A expenses is the result of operating as a public company in 2022 as compared to operating as a private company in 2021. Personnel expenses increased by $0.6 million as legal and accounting personnel were added in late 2021, insurance costs increased by $1.3 million which relates to the directors and officers insurance policy, and legal and professional fees increased by $0.7 million which relates to increased investor and public relations fees, board compensation fees and audit fees.

Interest and other income (expense)

The following table summarizes interest and other income (expense) for the six months ended June 30, 2022 and June 30, 2021:

	Six Months ended			%
	June 30,		Increase	Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Interest and other income (expense), net	$14	$(13)	$27	207.7%

Total interest and other income (expense), net primarily relates to interest and dividends earned on invested balances during the six months ended June 30, 2022 and relates to interest incurred on outstanding notes payable during the six months ended June 30, 2021. All notes payable were paid in full in December 2021 with proceeds from our IPO.

Cash Flows

	Six Months ended
	June 30,
	2022	2021
Net cash (used in) operating activities	$(8,277)	$(3,224)
Net cash (used in) investing activities	(13)	(89)
Net cash (used in) provided by financing activities	(7)	3,160
Net decrease in cash and cash equivalents	$(8,297)	$(153)

Cash Flows from Operating Activities

Net cash used in operating activities was $8.3 million for the six months ended June 30, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $9.0 million, prior to the effects of two noncash items, stock-based compensation expense of $0.4 million and depreciation of $0.2 million. Changes in operating assets and liabilities included a decrease in miscellaneous receivables resulting from the receipt in early 2022 of a significant portion of the payroll and research and development tax credits owed to us, and a decrease in accrued liabilities resulting from the final payments made on the second manufacturing press which were accrued at the end of 2021.

Net cash used in operating activities was $3.2 million for the six months ended June 30, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $2.9 million, offset primarily by depreciation. Changes in operating assets and liabilities included a decrease in accounts payable and accrued expenses of $0.3 million mainly due to the timing of payments to our service providers.

Cash Flows from Investing Activities

Net cash used in investing activities for both the six months ended June 30, 2022 and June 30, 2021 was related to the purchase of equipment to support our research and development.

Cash Flows from Financing Activities

Net cash used in financing activities in the six months ended June 30, 2022 was related to principal payments on finance lease obligations.

Net cash provided by financing activities in the six months ended June 30, 2021 was primarily related to proceeds of the issuance of $1.6 million of equity units of CTx.

Liquidity and Capital Resources

Sources of Liquidity

On August 10, 2022, we received $5.0 million pursuant to the WFIA Debt Financing.

Since our inception in 2012 through June 30, 2022, we have not generated any revenue and have incurred significant operating losses and negative cash flow from our operations. Based on our current operating plan and with the proceeds from the WFIA Debt Financing, we expect our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through the first quarter of 2023. In addition, in order to achieve the filing of our NDA for CTx-1301 in late 2023 for potential FDA approval, we believe that we will need approximately $16.5 million of additional capital. We will also need additional capital to advance our other programs. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity while producing a modest return on investment. Accordingly, our cash equivalents are invested primarily in money market funds which provide a minimal return.

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

To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, including clinical trials of our product candidates, and other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction. In addition, we continue to evaluate commercial collaborations, which would provide us with more immediate access to marketing, sales, market access and distribution infrastructure.

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

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2022 that will affect our future liquidity. Based on our current operating plan, we plan to satisfy the obligations identified below with cash and cash equivalents as of June 30, 2022.

We entered into a patent and know-how licensing agreement with BDD Pharma Limited in August 2018. See the “Business – Material Agreements” section of our Form 10-K for a description of this agreement. We may be required to pay BDD Pharma certain amounts in connection with clinical trial and regulatory milestones. The first milestone payment of $250,000 will likely become due in the next twelve months based on the dosing of the first patient in the Phase 3 fixed-dose pediatric and adolescent safety and efficacy study for CTx-1301. This payment is accrued in our June 30, 2022 financial statements.

We entered into an agreement with a CRO for the Phase 3 fixed-dose pediatric and adolescent safety and efficacy study for CTx-1301, in which we plan to dose the first patient in late 2022. We also entered into agreements with a CMO and other third parties for manufacture of the Phase 3 clinical supply of CTx-1301. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation and in some cases, wind-down costs. The exact amount of such obligations is dependent on the timing of termination and the terms of the related agreement and are not known.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have incurred a net loss for the three and six-month periods ended June 30, 2022 and June 30, 2021 and had accumulated losses of $60.8 million since inception to June 30, 2022. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our sources of capital have included private capital raises in various classes of units of CTx prior to the Reorganization Merger, the issuance of equity securities in connection with our IPO and the WFIA Debt Financing. Additional financings will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Our Disclosure Controls

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022, have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A. Risk Factors.

Our business is subject to substantial risks and uncertainties. Investing in our securities involves a high degree of risk. You should carefully consider the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022, together with the information contained elsewhere in this report, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our securities.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cingulate Inc.	10-K	3.1	3/28/2022
3.2	Amended and Restated Bylaws of Cingulate Inc.	10-K	3.2	3/28/2022
10.1*+	Amendment to Employment Agreement, effective April 1, 2022, between Cingulate Therapeutics LLC and Raul R. Silva
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed Herewith

** Furnished Herewith

+ Indicates a management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULATE INC.
Date: August 11, 2022	By:	/s/ Shane J. Schaffer
Shane J. Schaffer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Louis G. Van Horn
Louis G. Van Horn
Chief Financial Officer
(Principal Financial Officer)

