Form 10-K
period 2022-12-31
Cingulate Inc.
filed 2023-03-10
CIK 1862150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of the registrant’s common stock on June 30, 2022 was approximately $11.5 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 per share, as of March 3, 2023 was 11,309,412.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cingulate Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2022

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of filing this annual report with the SEC and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

●	our lack of operating history and need for additional capital;

●	our plans to develop and commercialize our product candidates;

●	the timing of our planned clinical trials for CTx-1301, CTx-1302, and CTx-2103;

●	the timing of our New Drug Application (NDA) submissions for CTx-1301, CTx-1302, and CTx-2103;

●	the timing of and our ability to obtain and maintain regulatory approvals for CTx-1301, CTx-1302, CTx-2103, or any other future product candidate;

●	the clinical utility of our product candidates;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our expected use of cash;
●	our competitive position and projections relating to our competitors or our industry;
●	our ability to identify, recruit, and retain key personnel;

●	the impact of laws and regulations;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

●	our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives; and

●	our estimates regarding future revenue and expenses.

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

Overview

We are a biopharmaceutical company using our proprietary Precision Timed ReleaseTM (PTRTM) drug delivery platform technology to build and advance a pipeline of next-generation pharmaceutical products designed to improve the lives of patients suffering from frequently diagnosed conditions characterized by burdensome daily dosing regimens and suboptimal treatment outcomes. With an initial focus on the treatment of Attention Deficit/Hyperactivity Disorder (ADHD), we are identifying and evaluating additional therapeutic areas where our PTR technology may be employed to develop future product candidates, such as anxiety disorders. Our PTR platform incorporates a proprietary Erosion Barrier Layer (EBL) designed to allow for the release of drug substance at specific, pre-defined time intervals, unlocking the potential for once-daily, multi-dose tablets.

We are targeting the ADHD stimulant-based treatment market, with an estimated US market size of $18 billion as of the September 2022. Stimulants are the most commonly prescribed class of medications for ADHD and account for more than 90% of all ADHD medication prescriptions in the United States, where approximately 80 million stimulant prescriptions were written during the 12-months ended September 2022. By contrast, non-stimulant medications are typically employed only in the second-line or adjunctive therapy setting and account for 10% of all ADHD medication prescriptions. Extended-release, or long-acting, dosage forms of stimulant medications are most frequently deployed as the first-line treatment for ADHD and constitute approximately 59% of ADHD stimulant prescriptions by volume and nearly 83% of the dollars. Most of these extended-release dosage forms are approved for once-daily dosing in the morning and were designed to eliminate the need for re-dosing during the day. However, with the current ‘once-daily’ extended-release dosage forms, most patients still receive a second or “booster” dose for administration later in the day (typically in the early afternoon) to achieve entire active-day coverage and suffer from a multitude of unwanted side effects as a result. We believe there is a significant, unmet need within the current treatment paradigm for true once-daily ADHD stimulant medications with lasting duration and superior side effect profiles to better serve the needs of patients throughout their entire active-day.

Our two proprietary, first-line stimulant medications: CTx-1301 (dexmethylphenidate) and CTx-1302 (dextroamphetamine), are being developed for the treatment of ADHD in the three main patient segments: children (ages 6 -12), adolescents (ages 13-17), and adults (ages18+). Both CTx-1301 and CTx-1302 are designed to address the key shortcomings of currently approved stimulant therapies by: providing an immediate onset of action (within 30 minutes); offering ‘entire active-day’ duration; eliminating the need for a ‘booster/recovery’ dose of short-acting stimulant medications; minimizing or eliminating the rebound/crash symptoms associated with early medication ‘wear-off;’ and providing favorable tolerability with a controlled descent of drug blood levels. Furthermore, by eliminating the ‘booster’ dose used by up to 60% of ADHD patients in conjunction with their primary medication, we believe our product candidates will provide important societal and economic benefits: reducing the abuse and diversion associated with short-acting stimulant medications; allowing physicians to prescribe one medication versus two; allowing patients to pay for one medication versus two; and allowing payers to reimburse one medication versus two.

We completed a proof-of-concept trial in human subjects to validate our PTR platform and in October 2020, announced positive results from a Phase 1/2 study of CTx-1301 in ADHD patients establishing tolerability, comparative bioavailability, and dose proportionality of CTx-1301 versus Focalin® XR. In order to meet the pharmacology requirement for the CTx-1301 New Drug Application (NDA) submission, we completed a food effect study in October 2022, which demonstrated that CTx-1301 can be taken with or without food. A Phase 3 adult dose-optimization study to assess the efficacy and safety, along with onset and duration, of CTx-1301 in adults with ADHD was initiated in December 2022, dose optimization of the first cohort has commenced and results are expected in the third quarter of 2023. We plan to initiate the CTx-1301 Phase 3 fixed-dose pediatric and adolescent safety and efficacy study in mid-2023 with results expected in the first quarter of 2024. Assuming we receive positive clinical results from our pivotal Phase 3 trial for CTx-1301, we plan to submit an NDA for CTx-1301 under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act in the first half of 2024 with potential FDA approval in the first half of 2025. If we receive FDA approval for CTx-1301, we may conduct Phase 4 trials. In addition, we plan to initiate a Phase 1/2 bioavailability study in ADHD patients for CTx-1302 in mid-2024 and, if the results from this study are successful, subsequently initiate pivotal Phase 3 clinical trials for CTx-1302 in late 2024 or early 2025.

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

We are constructing a clinical program for CTx-2103 (buspirone), our anxiety candidate, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, which may result in a faster time to NDA submission. As part of that effort:

We presented results from the human formulation study of CTx-2103 in September 2022 at the annual Psych Congress. Pharmacokinetics were evaluated for this trimodal tablet providing three precisely timed doses of buspirone versus one immediate release dose. In addition, scintigraphic imaging visualized transit of the tablets through the gastrointestinal tract to confirm both the site and onset of release, which will then be correlated with pharmacokinetic data to establish the full release profile of the CTx-2103 formulation.

Based on the pharmacokinetic profile seen in the data, CTx-2103 achieved the desired triple release of buspirone. These positive results provided the critical information required to allow us to request a Pre-IND meeting with the FDA to discuss the design of our clinical and regulatory program for CTx-2103, which we expect to occur in the third quarter of 2023 to allow for a potential IND filing in the fourth quarter of 2023. Furthermore, we may seek breakthrough therapy designation due to its potential ability to improve efficacy and outcomes and the potential to reduce the use of benzodiazepines. In 2020, United States sales for this API accounted for over $2 billion of sales in the $5.2 billion anxiety market. CTx-2103 will be designed as a once-daily, multi-dose tablet with clear differentiation and compelling advantages over standard treatment options.

Our Clinical Development Pipeline

Our Strategy

Our goal is to be a leading, innovative biopharmaceutical company focused on the development, manufacturing and commercialization of next generation pharmaceutical products that utilize our PTR drug delivery platform technology to create dosing schedules and drug release profiles that will improve the lives of patients suffering from a multitude of frequently diagnosed conditions. Key initial elements of our business strategy to achieve this goal are to:

●	Complete development and obtain regulatory approval for CTx-1301 for the treatment of ADHD. In October 2020, we announced positive results from a Phase 1/2 bioavailability study in ADHD patients for CTx-1301. We initiated a Phase 3 adult dose-optimization study for CTx-1301 in December 2022, dose optimization of the first cohort has commenced and results are expected in the third quarter of 2023. We plan to initiate a Phase 3 fixed-dose pediatric and adolescent safety and efficacy study in mid-2023 with results expected in the first quarter of 2024. Assuming we receive positive clinical results from our Phase 3 trials, we plan to submit an NDA for CTx-1301 in the first half of 2024 under the Section 505(b)(2) pathway with potential FDA approval in the first half of 2025.

●	Successfully commercialize CTx-1301. If we receive FDA approval for our CTx-1301, we plan to commercialize our lead candidate with the assistance of Indegene, Inc. In March 2023, we entered into to a Joint Commercialization Agreement with Indegene pursuant to which Indegene will provide commercialization services for CTx-1301, including marketing, sales, market access and distribution, on a fee for service basis.

●	Advance clinical trials for CTx-2103 for the treatment of anxiety. In September 2022, we announced that data from the human formulation study for CTx-2103 demonstrated the ability to deliver a single administration of triple-release buspirone. We will use these results to design the clinical program for CTx-2103, which will be designed as a once-daily, multi-dose tablet with what we believe will be clear differentiation and compelling advantages over standard treatment options.

●

Advance development of CTx-1302 for the treatment of ADHD. We plan to initiate a Phase 1/2 bioavailability study in ADHD patients for CTx-1302 in the mid-2024 and, if the results from this study are successful, subsequently initiate pivotal Phase 3 clinical trials in all patient segments for CTx-1302 in late 2024 or early 2025.

●	Maximize the potential of our PTR platform to develop additional product candidates in new indications with significant unmet medical need and billion-dollar revenue potential. We intend to use our PTR drug delivery platform technology and the streamlined 505(b)(2) development pathway to develop additional therapeutic assets in other therapeutic areas where one or more active pharmaceutical ingredients need to be administered several times a day at specific, pre-defined time intervals and released in a manner that would offer significant improvement over existing therapies. We believe this will lead to improved patient compliance and better health outcomes. Further indications we intend to evaluate include insomnia, non-opioid pain, Alzheimer’s, hypothyroidism, psychosis, depression, cardiovascular disorders, Parkinson’s disease, migraine, oral oncology, xerostomia (dry mouth) and bipolar disorder, among others.

●	Acquire or in-license additional assets or programs complement our portfolio or leverage our technology. We continuously evaluate potential partnering opportunities or asset acquisitions that can bolster our current product candidate portfolio and provide substantial value to our organization. We intend to focus on early to mid-stage development product candidates to generate clinical data and potentially move to later stages of development and ultimately on to commercialization.

●	Out-license our PTR platform to other companies and license our product candidates outside of the United States. We evaluate opportunities to license our PTR drug delivery platform technology to other companies looking to transform multiple daily dosing to once daily administration to satisfy patient needs. We also evaluate opportunities to license our product candidates to third parties for use outside of the United States.

●	Further strengthen our intellectual property portfolio. We intend to continue to manage and expand our diverse intellectual property portfolio and maintain our trade secrets and know-how focused on our PTR platform, current and future pipeline candidates, and proprietary manufacturing process. We believe these activities will be critical to protect our platform and product candidates from potential competitors that may try to compete with our therapeutic assets and compression tableting approach.

●	Capitalize on our existing cGMP expertise. We have developed a proprietary, reliable, high output, specialized manufacturing equipment with the potential for real-time testing and release that is employed by our third-party manufacturing partner. Our process has been designed to allow for the creation of a platform that can incorporate other drug substances thus permitting expansion into additional indications and therapeutic areas. We expect that our investment in these manufacturing capabilities and equipment will substantially reduce our development timelines and overall development costs for current and future assets. We currently utilize commercial manufacturing equipment and will not require technology transfer or large scale-up processes to meet clinical or commercial manufacturing needs. In October 2022, we announced that we have selected Societal CDMO, Inc. (Societal) as our new contract development and manufacturing organization (CDMO) that will manufacture all clinical, registration, and commercial batches of our lead candidate CTx-1301. Societal will dedicate a specific manufacturing suite within its Gainesville, GA facility and outfit it with proprietary equipment supplied by us.

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

Shane J. Schaffer, our Co-Founder, Chairman and Chief Executive Officer, has held senior leadership roles at Pfizer Inc., Novartis International AG and Sanofi S.A. and has over 25 years of experience in drug development and commercialization. Dr. Matthew Brams, our Co-Founder and Chief Medical Officer, has over 30 years of clinical experience managing patients in the field of adult and child psychiatry and has been involved in the research, development, and evaluation of multiple ADHD medications. Dr. Raul R. Silva, our Co-Founder and Chief Science Officer, is a practicing child and adolescent psychiatrist who has served as Associate Professor and Vice Chairman of Child and Adolescent Psychiatry at NYU School of Medicine in New York City. Laurie A. Myers, our Chief Operating Officer, has held leadership positions for leading global pharmaceutical companies, including Pfizer Inc., Novartis International AG, DuPont de Nemours, Inc. and Sanofi S.A. and has over 25 years of experience in drug development, marketing and commercialization.

ADHD Overview and Drawbacks of Current Therapies

ADHD is a chronic neurobehavioral and developmental disorder that affects millions of children, adolescents and adults. In the United States, approximately 6.4 million, or 11%, of children and adolescents aged 4-17 have been diagnosed with ADHD. Among this group, 80% receive treatment and 65% demonstrate clinical ADHD symptoms that persist into adulthood. Adult ADHD prevalence in the United States is estimated at approximately 11 million patients, or 4.4%, of the population, almost double the size of the child and adolescent segment combined. Currently, approximately 20% of the adult ADHD population receives treatment, however an increasing number of adult patients are being diagnosed and seeking treatment causing the adult ADHD market to grow approximately 10% year over year. Total ADHD medication sales in the United States continue to grow with sales of all ADHD medications reaching approximately $22.1 billion for the 12-months ended September 30, 2022.

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

ADHD in both children and adults has an impact not only on the individual but on their families, friends and peers and because of its prevalence as one of the most commonly diagnosed behavioral disorders, a critical impact on society, the healthcare system and the economy at large. On a societal level, versus control groups, ADHD patients experience a greater than 40% higher rate of vehicle accidents, 2x greater divorce rate, have a 2-fold greater incidence of accidental death, and research from prospective studies indicates that children and adults with ADHD have approximately twice the incarceration rate. On an economic level, in the United States alone, national annual incremental cost of ADHD ranged from $143 billion to $266 billion.

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

Stimulants are the most commonly prescribed class of medications for ADHD, accounting for more than 90% of all ADHD medication prescriptions. Stimulants are Schedule II controlled substances and are believed to work by enhancing the effects of dopamine and norepinephrine neurotransmitters in the brain. Approximately 80 million stimulant prescriptions were written during the 12-months ended September 2022. In contrast, non-stimulant medications are typically deployed as second line or adjunctive therapies and account for 10% of all ADHD medication prescriptions. Currently, the ADHD market is dominated by four main stimulant medications: Vyvanse®, Adderall® XR, Concerta®, and Focalin® XR. These products were approved and became available between 2000 and 2007 and were believed to revolutionize the ADHD treatment paradigm by finally providing a solution to avoid the late morning second dose of stimulant medication then required by ADHD patients.

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

In recent years, the FDA has approved additional stimulant medications that were designed to meet some of the remaining unmet needs. Chewables, liquids and oral disintegrating tablets have come to market as has one product with an evening dosing schedule intended to provide early morning onset. None of these products have been able to meet all of the unmet needs of ADHD patients and prescribers and consequently all have failed to gain traction as first-line agents. Furthermore, these recent stimulant medications, based on their market share, appear to offer little advantage over widely available generic products for healthcare practitioners and their patients. They have proven to be niche remedies occupying a combined 2.0% of the total ADHD prescriptions written in the United States in 2020. Thus, there is an unmet need for a true once-daily dose providing a fast onset of action, minimization or elimination of the crash/rebound, elimination of the booster/recovery dose, and most importantly, providing entire active-day efficacy.

The chart above is based upon the Package Inserts and Summary Basis of Approvals for the approved products.

Our Solution: Our Proprietary Precision Timed Release Drug Delivery Platform Technology

We are developing medications capable of achieving true once-daily dosing using our internally developed PTR drug delivery platform technology. Our CTx-1301, CTx-1302 and CTx-2103 drug candidates contain three releases of active pharmaceutical ingredient combined into one small tablet dosage form (smaller than many comparable single dose ADHD products). Each release of API is separated with a proprietary EBL, a functional excipient that is designed to gradually erode throughout the day to provide controlled drug release at specific time intervals, allowing for a target efficacious period of up to 16 hours.

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

Our Additional Phase 1 Study

We completed a Phase 1 Food Effect study in October 2022. Primary endpoints demonstrated that CTx-1301 can be taken with or without food.

Fast-Fed Study
●	A Phase 1, open-label, randomized, single-dose, two-period, two-treatment (fed vs fasted), two-sequence, crossover study in 23 healthy adult subjects, 18-50 years of age, to assess the effect of food on the absorption and bioavailability of CTx-1301. The objectives of this study were to assess the effect of food on the rate and extent of absorption and the overall bioavailability of a single dose of CTx-1301. Secondary objectives were to provide pharmacokinetic data on blood plasma levels of CTx-1301 in both a fasted and fed state, and to evaluate the safety of a single dose of CTx-1301 25 mg tablet. Exploratory objectives were to further explore the characteristics of CTx-1301 25 mg tablet within selected time intervals.

Our Planned Phase 3 MASTERY Trials

We initiated a Phase 3 adult dose-optimization study in December 2022, dose optimization of the first cohort has commenced and results are expected in the third quarter of 2023. We plan to initiate a Phase 3 fixed-dose pediatric and adolescent safety and efficacy study in mid-2023 with results expected in the first quarter of 2024. Assuming we receive positive clinical results from our Phase 3 trials, we expect to file an NDA for CTx-1301 in the first half of 2024 with potential FDA approval in the first half of 2025. Our entire Phase 3 clinical plan will include approximately 330 patients. Based on the results of our Phase 1/2 clinical trial and communications with the FDA, we expect the 505(b)(2) NDA filing for CTx-1301 will use Focalin XR as a reference drug, using as a basis for approval that drug’s efficacy and safety data on file at FDA, together with bioavailability/bioequivalence data and efficacy/safety data from our CTx-1301 clinical program.

The Phase 3 CTx-1301 safety and efficacy studies will utilize diagnostic tools and ADHD evaluations including the ADHD-RS-5, the CGI-S, and the PERM-P. These tools and evaluations are commonly used as study endpoints in support of an NDA filing.

●	The ADHD-RS, or ADHD Rating Scale is an 18-item scale based on Diagnostic and Statistical Manual of Mental Disorders, 5th edition (DSM-5) (American Psychiatric Association 2013) which evaluates the criteria of ADHD and rates symptoms on a 4-point scale. Each item is scored using a combination of severity and frequency ratings from zero (reflecting no symptoms or a frequency of never or rarely) to three (reflecting severe symptoms or a frequency of very often), so that the total ADHD-RS-5 scores range from zero to 54.

●	The CGI-S is the Clinical Global Impressions (Severity) Scale, a single-item scale that measures the severity of psychopathology from 1-7.

●	The PERM-P, or Permanent Product Measure of Performance, is a skill-adjusted math test. The PERM-P score is the sum of the number of math problems attempted plus the number of math problems answered correctly in a 10-minute session. The scores range from 0-800 with higher scores indicating better performance.

Our Phase 3 CTx-1301 clinical safety and efficacy studies include:

●	A Phase 3, dose-optimized, randomized, double-blind, placebo-controlled, single-center, parallel-group efficacy and safety laboratory classroom study in adults with ADHD. The primary objective is to evaluate the efficacy of CTx-1301 compared to placebo in treating adults with ADHD in a laboratory classroom study using the PERM-P. Secondary objectives are to determine onset and duration of clinical effect of CTx-1301 and to determine safety and tolerability of CTx-1301 compared to placebo.

●	A Phase 3, randomized, double-blind, placebo-controlled, multi-center, fixed-dose, parallel-group, efficacy and safety study in children and adolescent (6-17 y/o) with ADHD. The primary objective is to evaluate the efficacy of a fixed dose of CTx-1301 compared to placebo using the ADHD-RS-5. Secondary objectives are to evaluate the efficacy of a fixed dose of CTx-1301 compared to placebo using the CGI-S, safety and tolerability of a fixed dose of CTx-1301, and PK levels after a single dose and at steady state.

Exploratory objectives will be evaluated in the adult dose-optimization study to define and evaluate the unique benefits and satisfaction of optimized treatment with CTx-1301 against prior therapies using patient reported outcomes (PROs). The PRO evaluation will include:

●	Subjects required use of “booster” doses for entire active-day efficacy, avoidance of wear-off effect, crash/rebound, and abuse/diversion of short-acting stimulants.

●	Compare overall treatment satisfaction of prior therapies versus CTx-1301.

●	Compare adverse events of prior therapies versus CTx-1301.

●	Evaluate importance of a true, once-daily treatment for ADHD.

●	Evaluate the incidence of abuse and/or diversion of short-acting booster doses.

●	Evaluate important differentiators for patients requiring ADHD treatment by providing a complete solution with entire active-day efficacy, fast onset of action, avoiding crash/rebound, and eliminating the required short-acting stimulant booster/recovery dose.

These exploratory measures will not only provide critical information for clinicians but also provide important data to payers and market access teams.

CTx-1302: Dextroamphetamine for the treatment of ADHD in 6 years and older

We believe our drug product candidate CTx-1302, will be the first true once-daily dextroamphetamine tablet for the treatment of ADHD, providing onset-of-action within 30 minutes and efficacy for the entire active day, up to 16 hours. CTx-1302 is a trimodal extended-release tablet, based on tablet-in-tablet technology, that provides three releases of dextroamphetamine at precise times, ratio, and modality of release. Our CTx-1302 release profile is as follows:

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

Our CTx-1302 Clinical Development Program

Our proposed clinical program for CTx-1302 consists of Phase 1 clinical pharmacology studies and Phase 3 clinical efficacy and safety trials. We plan to initiate a Phase 1/2 bioavailability study in ADHD patients for CTx-1302 in mid-2024 and, if the results from this study are successful, subsequently initiate pivotal Phase 3 clinical trials, the branded ACCOMPLISH trials, in late 2024 or early 2025. Our Phase 1 trials are expected to include approximately 100 patients and the Phase 3 clinical plan will include approximately 500 patients.

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

Important exploratory endpoints included in the analog Phase 3 protocols will define and evaluate the unique benefits and satisfaction of optimized treatment with CTx-1302 against prior therapies using patient reported outcomes (PRO) similar to those from the CTx-1301 Phase 3 plan.

We expect the 505(b)(2) NDA filing for CTx-1302 will use Dexedrine® Spansule® as a reference drug, using as a basis for approval that drug’s efficacy and safety data on file at FDA, together with bioavailability/bioequivalence data and efficacy/safety data from our CTx-1302 clinical program.

CTx-2103: Buspirone product candidate for the treatment of anxiety related disorders

We have embarked on a program to develop CTx-2103 (buspirone) for the treatment of anxiety, which is the most common mental health concern in the U.S. We believe CTx-2103 has the potential to be the first once-daily formulation of buspirone, one of the most widely prescribed agents in the anxiety market. CTx-2103 is a novel, trimodal, extended-release tablet that contains the active pharmaceutical ingredient buspirone hydrochloride, a non-benzodiazepine medication, for which there is no evidence of the development or risk of dependency. However, due to its short half-life, buspirone is prescribed to be taken several times a day for management of anxiety, which can be challenging for patients and may lead to sub-optimal treatment outcomes. CTx-2103 will be designed as a once-daily, multi-dose tablet, which we believe will offer clear differentiation and compelling advantages over currently available treatment options.

Our CTx-2103 Clinical Development Program

In June 2022, we completed a human formulation study for CTx-2103. The first human subject study of CTx-2103 was a single-center, open-label, four-arm crossover study in 10 healthy subjects. Each participant received four different doses of buspirone at different assessment visits: one timed-release 10mg tablet releasing drug after a four-hour delay, one timed-release 10mg tablet releasing drug after an eight-hour delay, one triple-pulse 10mg tablet releasing drug at zero, four and eight hours, and one immediate release 10mg tablet of generic buspirone (the reference product, which is a commercially available formulation).

The primary objective was to evaluate the absorption of buspirone and the presence of metabolite 1-pyrimidinylpiperazine (1-PP) in blood plasma from time-delayed formulations and correlate this with scintigraphic time and site of release data. Secondary objectives of the study will compare the pharmacokinetic performance of the time delayed buspirone products with a commercially available formulation. Additionally, the study will evaluate the absorption of buspirone and the presence of metabolite 1-PP in blood plasma from a triple-release product.

Safety evaluations demonstrated that CTx-2103 is safe and well tolerated. No serious, severe, or clinically meaningful treatment-emergent adverse events (TEAEs) occurred during this study. Most TEAEs were mild in severity and were consistent with events expected for buspirone. The evaluation of TEAEs, laboratory examinations, physical examinations, ECG recordings, and measurement of vital signs (blood pressure and pulse rate) revealed no safety concerns for buspirone.

Based on the pharmacokinetic profile seen in the data from the formulation study, CTx-2103 achieved the desired triple release of buspirone hydrochloride. These positive results provided the critical information required to allow us to request a Pre-IND meeting with the FDA to discuss the design of our clinical and regulatory programs for anxiety, which we expect to occur in the third quarter of 2023 to allow for a potential IND filing in the fourth quarter of 2023. Furthermore, we may seek breakthrough therapy designation due to its potential ability to improve efficacy and outcomes and the potential to reduce the use of benzodiazepines.

Commercialization

Given our stage of development, we do not currently have any internal sales, marketing, or distribution infrastructure or capabilities. If CTx-1301 and/or CTx-1302 are approved, we plan to pursue commercialization of our product candidates in the United States, which we expect will be the first country in which we receive market authorization. We will need a commercial collaboration partner to benefit from their ability to provide us with more immediate access to marketing, sales, market access and distribution infrastructure to allow us to communicate with the majority of the high-volume neurology and psychiatry prescribers of ADHD medications and the high prescribing ADHD pediatricians and family practice providers.

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

In March 2023, we entered into to a Joint Commercialization Agreement with Indegene. If we receive FDA approval for CTx-1301, Indegene will provide commercialization services for CTx-1301 pursuant to statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services and the fees to be paid by us. Key services that Indegene is expected to provide, include: (a) medical affairs & pharmacovigilance; (b) pricing, reimbursement and market access; (c) commercial operations; and (d) marketing (including field force). See “Material Agreements – Joint Commercialization Agreement with Indegene, Inc.” below.

Manufacturing

Overview

We do not currently own or operate a manufacturing facility. Previously, we utilized Pharmaceutical Manufacturing Research Services, Inc. as our CDMO for the manufacture of our products used in pre-clinical research and clinical trials. In October 2022, we retained Societal CDMO, Inc. (Societal) as our new CDMO that will manufacture all clinical, registration, and commercial batches of our lead candidate CTx-1301. Societal will dedicate a specific manufacturing suite within its Gainesville, GA facility and outfit it with proprietary equipment owned by us.

Any third-party manufacturers, facilities, and all lots of drug substance and drug products used in our clinical trials are required to be in compliance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities where our products are produced must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products. Any third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. In addition, our drug products are classified as Class II controlled substances which requires any future third-party manufacturers to be approved and regulated by the DEA.

Drug Substance

We currently purchase the APIs used in CTx-1301 (Dexmethylphenidate) and CTx-1302 (Dextroamphetamine) and excipients from U.S. based third-party manufacturers. We anticipate entering into commercial supply agreements with many of these manufacturers in the future. Both APIs are controlled under U.S. federal law. Dexmethylphenidate, and dextroamphetamine are classified by the DEA as Schedule II controlled substances. As with all stimulate medications, there is a potential for abuse. Consequently, our procurements, manufacturing, shipping, dispensing and storing of our product candidates will be subject to regulation, as described in more detail under the “DEA Regulation” section included elsewhere in this prospectus.

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

Patent rights

We own or have licensed from BDD Pharma five patents and four patent applications in the United States and 85 patents and 16 patent applications in foreign countries and regions. In addition to the United States, we have patents issued or applications pending in Australia, Canada, China, Egypt, Europe (with pending applications before the European Patent Office and patents validated with certain member states of the European Patent Organization), Hong Kong, Israel, India, Japan, Mexico, Russia, Saudi Arabia and South Korea. The patents and patent applications describe and claim certain features of our product candidates, our PTR drug delivery platform technology and our EBL, including claims to the product candidates, methods of making the product candidates and treatment methods using the product candidates.

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

Competition

Our industry has been exemplified by advancing technologies, intense competition, and a strong emphasis on proprietary products. We may face competition from both pharmaceutical as well as generic drug companies as there are several short-acting and extended-release branded products with various formulations, some quite innovative as well as generic versions of these that have yet to satisfy the unmet medical need. We believe the key competitive factors that will affect the development and commercial success of our product candidates include oral administration, therapeutic efficacy which includes immediate onset and entire active day duration, safety and tolerability profiles, market access and pricing. Some competitors have substantially greater financial, technical and human resources than we do; however, we believe the level of branded competition is diminishing and will continue to decline with the loss of exclusivity for Vyvanse. In addition, our prospective competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and foreign regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical industry include consolidation, product quality and price, product technology, reputation, customer service and access to technical information. As a result, our prospective competitors may be able to develop competing or superior products and compete more aggressively and sustain their competitive advantage over a longer period of time than us. Our products may be rendered obsolete or may lack economic viability in the face of competition.

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

● ●

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

NDA and FDA Review Process

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with detailed descriptions of the product’s chemistry, manufacturing, and controls, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently over $3.24 million for an NDA with clinical information, and the manufacturer and/or sponsor under an approved NDA is also subject to an annual program fee, currently approximately $394,000. These fees are typically increased annually. Fee waivers or reductions are available in certain circumstances. One such fee waiver is available for applicants that are small businesses, meaning the applicant (including any affiliates) employs fewer than 500 employees, does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and is submitting its first marketing application.

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

Moreover, the Drug Supply Chain Security Act (DSCSA) was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of prescription drug products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

The various states and the District of Columbia also regulate controlled substances and impose similar licensing, recordkeeping, and reporting requirements on entities that handle controlled substances. Entities must independently comply with the various state requirements in addition to the federal controlled substance requirements.

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

Within the Medicare program, CTx-1301, CTx-1302 and CTx-2103, which, if approved would likely be self-administered drugs, would likely be reimbursed under the expanded prescription drug benefit known as Medicare Part D. This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government. These plans develop formularies that determine which products are covered and what co-pay will apply to covered drugs. The plans have considerable discretion in establishing formularies and tiered co-pay structures, negotiating rebates with manufacturers and placing prior authorization and other restrictions on the utilization of specific products, subject to review by the Centers for Medicare and Medicaid Services (CMS) for discriminatory practices. These Part D plans negotiate discounts with drug manufacturers, which are passed on, in whole or in part, to each of the plan’s enrollees through reduced premiums.

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

Third-party payors, including the U.S. government, continue to apply downward pressure on the reimbursement of pharmaceutical products. For example, the Inflation Reduction Act of 2022 reduces the US government reimbursement for some drugs. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations may result in lower reimbursement for pharmaceutical products. We expect that these trends will continue as these payors implement various proposals or regulatory policies. There are currently, and we expect that there will continue to be, a number of federal and state proposals to implement controls on reimbursement and pricing, directly and indirectly.

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, (CARES Act), which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extended the CARES Act suspension period to March 31, 2021. The most recently enacted pandemic-relief legislation, the American Rescue Plan Act of 2021, which was signed into law on March 11, 2021, also includes significant healthcare system reforms and programs intended to strengthen the insurance marketplace established under the PPACA, among others. In addition, other legislative changes that affect the pharmaceutical industry have been proposed and adopted in the United States since the ACA was enacted. For example, the Inflation Reduction Act of 2022 included, among other things, a provision that authorizes CMS to negotiate a “maximum fair price” for a limited number of high-cost, single-source drugs every year, and another provision that requires drug companies to pay rebates to Medicare if prices rise faster than inflation.

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

Data Privacy and the Protection of Personal Information

We are regulated by laws and regulations governing data privacy, security, and the protection of personal information, including health information, that are applicable to our business and associated data processing activities. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues globally which will continue to affect our business. In the United States, we may be subject to state security breach notification laws, state laws protecting the privacy and security of health and personal information and federal and state consumer protections laws which regulate the collection, use, disclosure and transmission of personal information. These laws may overlap and conflict with each other, and each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable data protection laws and regulations we could be subject to penalties or sanctions, including criminal penalties. Our current and future customers and research partners must comply with laws governing the privacy and security of health information, including HIPAA and state health information privacy laws. If we knowingly obtain health information that is protected under HIPAA, called “protected health information,” without observing the correct protocols which may include execution of a business associate agreement, implementation of privacy or security measures, and other obligations, our customers or research collaborators may be subject to enforcement actions, and we may have direct liability for the unlawful receipt of protected health information or for aiding and abetting a HIPAA violation.

State laws protecting health and personal information are becoming increasingly stringent. For example, California has implemented the California Confidentiality of Medical Information Act, which imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and in 2020 California implemented the California Consumer Privacy Act of 2018 (CCPA). The CCPA reflects several key concepts included in the EU General Data Protection Regulation (GDPR). The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. On January 1, 2023, the California Privacy Rights Act (CPRA) entered into force and significantly modified the CCPA. This may result in further uncertainty, additional costs and expenses in an effort to comply, as well as additional potential for harm and liability for failure to comply. In addition to California, five other states – Colorado, Connecticut, Nevada, Utah and Virginia – have enacted data privacy laws, and other states in the U.S. are considering privacy laws similar to CCPA/CPRA. Nevada’s online privacy law (which was amended in 2021) is already in force. The Virginia Consumer Data Protection Act entered into force on January 1, 2023, and the Privacy Acts of Colorado and Connecticut will become effective on July 1, 2023. Most recently, Utah legislators passed the Utah Consumer Privacy Act, which will take effect on December 31, 2023

When we do business and/or conduct clinical trials in the UK or the EEA (i.e. the EU plus Liechtenstein, Norway and Iceland), we are subject to the European Union’s General Data Protection Regulation (“GDPR”) as well as the GDPR as saved into United Kingdom law by virtue of section 3 of the United Kingdom’s European Union (Withdrawal) Act 2018 and the UK’s Data Protection Act 2018 (“DPA 2018”) (the “UK GDPR”). The GDPR and UK GDPR apply to business colleagues, employees, service providers, trial participants and other individuals like investigators or CRO employees who are residents of the UK or EEA. Violations of the UK GDPR and/or the GDPR can carry hefty fines of up to EUR 20 million / £17.5 million or 4% of the total annual worldwide revenue in the preceding financial year, whichever is higher.

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

Material Agreements

Joint Commercialization Agreement with Indegene, Inc.

On March 7, 2023, we entered into a Joint Commercialization Agreement (the “Commercialization Agreement”) with Indegene, Inc. (“Indegene”).

The Commercialization Agreement governs the general terms under which Indegene will provide commercialization services for CTx-1301, if we receive FDA approval for CTx-1301, upon our request. Pursuant to the Commercialization Agreement, the parties will enter into statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services, and the fees to be paid by us. Each statement of work will be governed by the terms of the Commercialization Agreement, unless expressly modified in such statement of work. We may elect to receive the following services from Indegene: (a) medical affairs & pharmacovigilance; (b) pricing, reimbursement and market access; (c) commercial operations; and (d) marketing (including field force). The parties will negotiate in good faith any changes to the services provided by Indegene due to changes in circumstances or priorities established by us.

The Commercialization Agreement will expire three years after the launch of CTx-1301. We may terminate the Commercialization Agreement upon six (6) months prior written notice to Indegene, and Indegene may terminate the Commercialization Agreement upon twelve (12) months prior written notice to us. In addition, either party may terminate the Commercialization Agreement upon thirty (30) days prior, written notice if: (i) the FDA notifies us that it will not approve our NDA for CTx-1301; or (ii) we suspend or terminate our clinical development program for CTx-1301 in the United States. Either party may terminate the Commercialization Agreement upon thirty (30) days prior, written notice for material, uncured breaches or immediately in the event of the other party’s bankruptcy.

During the term of the Commercialization Agreement, except for medical information services, the development and publication of peer-reviewed articles and pharmacovigilance services, Indegene will not provide strategic health care provider and/or patient marketing support (or any other types of services that are in the same category) to any party except us with respect to any ADHD product. Until the date of any notice of termination of the Commercialization Agreement or any notice of termination of a given service, we will not engage a party other than Indegene to provide any services with respect to commercialization of CTx-1301 that are in the same category as any of the services being provided to us by Indegene without Indegene’s written approval, not to be unreasonably withheld, subject to certain exceptions.

The Commercialization Agreement contains representations, warranties, confidentiality and indemnity obligations customary for agreements of this type.

Master Services Agreement with Societal CDMO, Inc.

Effective October 24, 2022, we entered into a master services agreement with Societal (the “Manufacturing Agreement”). The Manufacturing Agreement governs the general terms under which Societal, or one of its affiliates, will provide manufacturing services as specified by us at Societal’s Gainesville, Georgia manufacturing facility. Such services are performed under agreed statements of work. Under the terms of the Manufacturing Agreement, we have agreed to pay fees for Societal’s performance of services as provided in each applicable statement of work.

The Manufacturing Agreement terminates in October 2027 or such later date as required to complete a statement of work (the “Initial Term”) and will renew automatically thereafter for successive twelve (12) month periods (a “Renewal Term”) unless terminated by either party at least twelve (12) months (if prior to the successful completion of process validation batches for the first product) or twenty-four (24) months (after successful completion of validation batches for the first product) prior to the end of the Initial Term or any Renewal Term. The term of each statement of work terminates upon completion of the services under such statement of work, unless terminated earlier. We may terminate the Manufacturing Agreement or any statement of work upon ninety (90) days prior, written notice to Societal. Societal may terminate a statement of work due to certain delays or inactivity or if the services provided under such statement of work cannot be performed in accordance with applicable regulatory requirements; provided, that Societal shall use commercially reasonable efforts to engage in meaningful discussions with us prior to any such termination. Societal may terminate the Agreement upon six (6) months prior, written notice if all statements of work have been terminated. The Manufacturing Agreement or a statement of work may be terminated by either party for material, uncured breaches or in the event of the other party’s bankruptcy.

The Manufacturing Agreement includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies and warranties.

Patent and Know-How License Agreement with BDD Pharma Limited

We entered into a patent and know-how license agreement with BDD Pharma Limited (“BDD Pharma”) in August 2018, which we refer to as the BDD Pharma License Agreement. Pursuant to the BDD Pharma License Agreement, we have an exclusive license under technology, patents and know-how owned or controlled by BDD Pharma and relating to a barrier layer for controlled drug release in order to develop, manufacture, market, use, import, sell or otherwise supply and commercialize products that (i) deliver three distinct doses of dextroamphetamine, dexmethylphenidate or any methylphenidate based or any amphetamine based drug, (ii) have an extended release in vitro over a period of more than eight hours or (iii) are otherwise covered by the patents or are made, developed or used in accordance with the know-how. We also have the right to apply for marketing approvals and carry out clinical trials for the purpose of obtaining marketing approvals of such products. The rights granted to us are worldwide and exclusive in the field of the treatment of any disease or disorder in humans amenable to treatment with a methylphenidate-based or amphetamine-based drug or mixture or combination thereof. We have the right to sublicense the rights granted to us, subject to certain conditions.

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

As of December 31, 2022, we employed 15 full-time employees. Of these, six are engaged in full-time research and development and manufacturing activities, and nine in full-time general and administrative functions. All of our employees are located in the United States. We utilize outside consultants and independent contractors to supplement our full-time workforce. None of our employees are represented by a labor organization or are under a collective-bargaining arrangement. We consider our employee relations to be good.

Corporate Information

Cingulate Inc. is a Delaware corporation that was formed in May 2021 to serve as a holding company. Cingulate Therapeutics LLC (CTx) is a Delaware limited liability company that was formed in November 2012. In connection with the consummation of our IPO, on September 29, 2021, Cingulate Inc. acquired CTx through the merger of a wholly-owned acquisition subsidiary of Cingulate Inc. with and into CTx (the “Reorganization Merger”). As a result of the Reorganization Merger, CTx became a wholly-owned subsidiary of Cingulate Inc. Unless otherwise stated or the context otherwise requires, all information in this prospectus reflects the consummation of the Reorganization Merger and the IPO.

Our primary executive offices are located at 1901 West 47th Place, Kansas City, Kansas 66205 and our telephone number is (913) 942-2300. Our website address is www.cingulate.com. The information contained in, or accessible through, our website does not constitute a part of this prospectus. We have included our website address in this annual report solely as an inactive textual reference.

Facilities

Our corporate headquarters is located in Kansas City, Kansas, where we lease approximately 14,205 square feet of office space. Our lease expires in May 2025, with an option to extend. Our manufacturing activities take place at Societal, our CDMO in Gainesville, Georgia. We believe our current offices, laboratories, and manufacturing spaces are sufficient to meet our needs. We may seek to negotiate new leases or evaluate additional or alternate space to accommodate operations. We believe that appropriate alternative space is readily available on commercially reasonable terms.

ITEM 1A.	RISK FACTORS

Our future operating results could differ materially from the results described in this annual report due to the risks and uncertainties described below. You should consider carefully the following information about risks in evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations in these circumstances, the market price of our securities would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Cautionary Note Regarding Forward Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Summary of Risks

The following summarizes key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

●	We are a biopharmaceutical company with a limited operating history and need additional capital to advance and commercialize our product candidates.

●	We have incurred a history of operating losses and expect to continue to incur substantial costs for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

●	A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 could cause a disruption to the development of our product candidates.

●	We are dependent primarily on the successful development and commercialization of our lead product candidates, CTx-1301 and CTx-1302 for the treatment of ADHD and CTx-2103 for the treatment of anxiety, which are in product development (CTx-1302 and CTx-2103) and clinical development (CTx-1301) and are not yet approved. We cannot give any assurance that we will receive regulatory approval for such product candidates or any other product candidates, which is necessary before they can be commercialized.

●	Even if we obtain regulatory approval for CTx-1301, CTx-1302 and CTx-2103, such approval may be limited, and we will be subject to stringent, ongoing government regulation. The commercial success of our product candidates, if approved, depends partially upon attaining market acceptance by physicians, patients, third-party payors, and the medical community.

●	Social issues around the abuse of opioids and stimulants, including law enforcement concerns over diversion and regulatory efforts to combat abuse, could decrease the potential market for our product candidates.

●	Our business is subject to extensive regulatory requirements, and our product candidates that obtain approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

●	We rely on limited sources of supply for CTx-1301, CTx-1302, and CTx-2103 as these are scheduled products, and any disruption in the chain of supply may impact production and sales of CTx-1301, CTx-1302, and CTx-2103 and cause delays in developing and commercializing our product candidates and currently manufactured and commercialized product(s).

●	We rely on third parties to manufacture and package our product candidates and to conduct our clinical trials and our regulatory submissions for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the manufacture and delivery of our product candidates, completion of such trials and/or regulatory submissions.

●	We will rely on third parties to commercialize our product candidates and we may rely on third parties to perform many essential services for any products that we commercialize, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize CTx-1301, CTx-1302, and/or CTx-2103 will be significantly impacted and we may be subject to regulatory sanctions.

●	We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing any growth.

●	Our research and development is focused on discovering and developing product candidates, which may not make it to the market.

●	We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

●	If our intellectual property related to our products or product candidates is not adequate, we may not be able to compete effectively in our market.

●	An active trading market for our securities may not be sustained.

Risks Related to Our Financial Position and Need for Capital

We are a biopharmaceutical company with a limited operating history.

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We must complete clinical studies and receive regulatory approval before commercial sales of a product can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Pharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially early-stage pharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to, among other things:

●	successfully implement or execute our business plan, and we cannot assure you that our business plan is sound;

●	successfully complete product development/formulation, and clinical trials for CTx-1301, CTx-1302, and/or CTx-2103 as well as for the marketing of any or all products;

●

successfully manufacture or have manufactured clinical product and establish commercial drug supply in light of the manufacturing delays we experienced with respect to the clinical supply of CTx-1301 at our former contract manufacturing organization (CMO);

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

We have never generated revenue from operations, are unlikely to generate revenues for several years, and are currently operating at a loss and expect our operating costs will increase significantly as we incur costs related to formulation/manufacturing development, the clinical trials for our drug candidates and operating as a public company. We expect to incur expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize our lead product candidates, CTx-1301 and CTx-1302, and our third asset CTx-2103. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we obtain regulatory approval for CTx-1301, CTx-1302 and/or CTx-2103, development expenses will continue to increase for any future assets. As CTx-1301 advances to Phase 3 clinical trials and pursuit of FDA approval, we will incur additional clinical development expenses.

We have incurred recurring losses since inception and had an accumulated deficit of approximately $69.4 million as of December 31, 2022.

As of December 31, 2022, we had capital resources consisting of cash and cash equivalents of $5.4 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with manufacturing and clinical development, such as conducting clinical trials, manufacturing operations and product candidate supply, as well as marketing and selling any products approved for sale. In particular, our Phase 3 trials in the United States will require substantial funds to complete. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our securities and our ability to raise capital.

We will need to raise additional capital to complete the development and commercialization efforts for CTx-1301, CTx-1302 and/or CTx-2103. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.

We believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations into the second quarter of 2023. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. We will need to raise additional capital to fund our operations and continue to support our planned development and commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including:

●	the timing, rate of progress and cost of any clinical trials and other manufacturing/product development activities for our current and any future product candidates that we develop, in-license or acquire;

●	the results of the clinical trials for our product candidates in the United States and any foreign countries;

●	the timing of, and the costs involved in, FDA approval and any foreign regulatory approval of our product candidates, if at all;

●	the number and characteristics of any additional future product candidates we develop or acquire;

●	our ability to establish and maintain strategic collaborations, licensing, co-promotion or other arrangements and the terms and timing of such arrangements;

●	the cost of commercialization activities if our current or any future product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;

●	the degree and rate of market acceptance of any approved products;

●	costs under our third-party manufacturing and supply arrangements for our current and any future product candidates and any products we commercialize;

●	costs and timing of completion of any additional outsourced commercial manufacturing or supply arrangements that we may establish;

●	costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;

●	costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;

●	costs associated with any product recall that could occur;

●	costs of operating as a public company;

●	the holder of our $5.0 million promissory note not demanding payment prior to maturity;

●	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

●	costs associated with any acquisition or in-license of products and product candidates, technologies or businesses; and

●	personnel, facilities and equipment requirements.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

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

Our existing and any future indebtedness could adversely affect our ability to operate our business.

In August 2022, we issued a $5.0 million promissory note in favor of Werth Family Investment Associates LLC (“WFIA”). Outstanding principal and all accrued and unpaid interest is due and payable on August 8, 2025 unless accelerated due to an event of default. Beginning April 1, 2023, WFIA has the right during the first five business days of each calendar quarter to demand payment of all outstanding principal and interest 120 days following notice to us. Such promissory note combined with our other financial obligations and contractual commitments, including any additional indebtedness, could have adverse consequences, including:

●	requiring us to dedicate a portion of our cash resources to the payment of interest and principal, including pursuant to a payment demand made by WFIA, thereby reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;

●	increasing our vulnerability to adverse changes in general economic, industry and market conditions;

●	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing; and

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete.

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

Our net operating loss carryforwards (“NOLs”), and certain other tax attributes could be unavailable to offset future income tax liabilities because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act, or the TCJA, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. The carryforwards are limited to 80% of each subsequent year’s net income.

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

The report of our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2022 and December 31, 2021 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Since inception, we have experienced recurring operating losses and negative cash flows, and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we are unable to obtain funding, we will be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, or we may be unable to continue operations. Although we continue to pursue these plans, there can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

We are dependent primarily on the successful development and commercialization of our lead product candidates, CTx-1301 and CTx-1302 for the treatment of Attention Deficit / Hyperactivity Disorder (“ADHD”) and CTx-2103 for the treatment of anxiety, which are in product development (CTx-1302 and CTx-2103) and clinical development (CTx-1301) and are not yet approved. We cannot give any assurance that we will receive regulatory approval for such product candidates or any other product candidates, which is necessary before they can be commercialized.

We have not completed development of and/or obtained regulatory approval for any of our product candidates. Development will require the commitment of substantial financial resources, extensive product candidate development, and clinical trials. This process takes years of effort without any assurance of ultimate success.

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

The time and expense of the approval process, as well as the unpredictability of future clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market, in the United States or other jurisdictions, CTx-1301, CTx-1302, CTx-2103, or any other drug candidates we are developing or may seek to develop in the future, which would significantly harm our business, results of operations and prospects. In such case, we may also not have the resources to conduct new clinical trials and/or we may determine that further clinical development of any such drug candidate is not justified and may discontinue any such programs.

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

Our development costs may also increase if we experience delays in testing, clinical trials, manufacturing or obtaining marketing approvals. For example, our development costs increased for CTx-1301 due to rescheduling of the Phase 3 fixed-dose study as a result of manufacturing delays for the final dosage strengths needed for that study. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant product manufacturing or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

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

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay marketing approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

In response to the global pandemic of COVID-19 and public health emergency declarations in the United States, in March 2020, the FDA temporarily postponed most inspections of foreign manufacturing facilities and products, postponed routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. The FDA utilized a rating system to assist it in determining when and where it was safest to conduct such inspections based on data about the virus’s trajectory in a given state and locality and the rules and guidelines that were put in place by state and local governments. The FDA used similar data to inform resumption of prioritized operations abroad.

If a prolonged government shutdown or slowdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process regulatory submissions, which could have a material adverse effect on our business.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, could cause a disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, COVID-19 (coronavirus disease 2019) spread worldwide. The coronavirus pandemic led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which a pandemic, epidemic or outbreak of an infectious disease impacts our operations or those of our third-party partners, including our development studies or clinical trial operations, will depend on future occurrences, which are highly uncertain and cannot be predicted with confidence, including the duration of any outbreak and the actions to contain or treat its impact, among others. Although the majority of our operations are conducted in the United States, the spread of an infectious disease globally could adversely impact our product candidate development or clinical trial operations in the United States and abroad. Any negative impact infectious diseases have on patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Some factors that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, in the event of a pandemic, epidemic or outbreak of an infectious disease include:

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	delays or difficulties in enrolling or retaining participants in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

●	changes in local regulations as part of a response to a pandemic, epidemic or infectious disease, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial participant visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

●	risk that participants enrolled in our clinical trials will acquire an infectious disease while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

●	interruptions in preclinical studies due to restricted or limited operations at our research and development facilities;

●	the potential negative effect on the operations of our third-party manufacturers;

●	delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of employees;

●	limitations in employee resources at third-party clinical research organizations (CROs) that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

●	refusal of the FDA or other regulatory authorities to accept data from clinical trials in affected geographies; and

●	delays in FDA pre-approval inspections, which are a prerequisite for approval.

Risks Related to Commercialization

Recently enacted and future policies and legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the reimbursement made for any product candidate for which we receive marketing approval.

Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. In the United. States, for example, the Patient Protection and Affordable Care Act (PPACA) was enacted in 2010 to expand healthcare coverage and made significant changes to drug reimbursement. Other legislative changes that affect the pharmaceutical industry have been proposed and adopted in the United States since PPACA was enacted. For example, the Inflation Reduction Act of 2022 included, among other things, a provision that authorizes CMS to negotiate a “maximum fair price” for a limited number of high-cost, single-source drugs every year, and another provision that requires drug companies to pay rebates to Medicare if prices rise faster than inflation. Complying with any new legislation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Even if any of our product candidates CTx-1301, CTx-1302, and/or CTx-2103 obtain regulatory approval, they may not gain sufficient market acceptance among physicians, patients, third-party payors, and the healthcare community. Failure to achieve market acceptance would limit our ability to generate revenue and would affect our results of operations. The degree of market acceptance of CTx-1301, CTx-1302, and/or CTx-2103 will depend on many factors, including:

●	the efficacy and potential advantages of CTx-1301, CTx-1302, and/or CTx-2103 and compared to alternative treatments or competitive products;

●	the effectiveness of our third-party collaborators’ efforts to educate physicians and patients about the potential benefits and advantages of CTx-1301, CTx-1302, and/or CTx-2103;

●	the willingness of the healthcare community and patients to adopt new technologies;

●	the size of the market for such drug candidate, based on the size of the patient populations we are targeting, in the territories for which we gain regulatory approval and have commercial rights;

●	the prevalence and severity of any side effects;

●	the safety of the drug candidate as demonstrated through broad commercial distribution;

●	the ability to offer our product candidates for sale at competitive prices;

●	cost-effectiveness of our product candidates relative to competing products;

●	the ability to manufacture all our products CTx-1301, CTx-1302 as well as CTx-2103 in sufficient quantities and yields;

●	perceptions of physicians, patients and the healthcare community, including third-party payors, regarding the safety, efficacy and potential benefits of CTx-1301, CTx-1302 and/or CTx-2103 compared to competing products or therapies;

●	the timing of any such marketing approval in relation to other product approvals;

●	any restrictions on concomitant use of other medications;

●	support from patient advocacy groups;

●	relative convenience and ease of administration compared to alternative treatments; and

●	the availability of adequate coverage and reimbursement from governmental health programs and third-party payors and pricing relative to other competing products and therapies.

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

The NDAs we plan to submit for CTx-1301, CTx-1302, and/ or CTx-2103 will include our proposed manufacturing process for each product candidate. Any change to our manufacturing process, facilities or suppliers could require that we amend our NDA. Any change to our manufacturing process, facilities or suppliers could require that we amend our NDA. Also, because of our proprietary processes for manufacturing our product candidates, we cannot immediately transfer manufacturing activities for our drug products to an alternate supplier, and a change of manufacturing facilities would be time- consuming and could be a costly endeavor. For example, in October 2022, we announced a new CMO. The CTx-1301 fixed-dose study was delayed while the manufacturing process with the new CMO is established to manufacture the final dosage strengths needed for the fixed-dose study. A change in manufacturing facilities would also require us to supplement our NDA filings to include the change of manufacturing site. Identifying an appropriately qualified source of alternative supply for any one or more of the component substances for our product candidates or product could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our product candidates. Any alternative vendor would also need to be qualified through an NDA supplement and may need to undergo an FDA inspection before the supplement can be approved, which could result in further delay, including delays related to additional clinical trials.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally, such as our own manufacturing facilities, to manufacture our preclinical and clinical drug supplies for our clinical trials and preclinical studies or commercial quantities of any drug candidates that may obtain regulatory approval. We procure bulk drug substance from a sole source, third-party supplier and have contracted with a CMO to produce our drug candidates at its facilities, and we anticipate that we will continue to do so for the foreseeable future. Therefore, we lack the resources and expertise to formulate or manufacture our own drug candidates, and our reliance on third parties increases the risk that we will not have sufficient quantities of bulk drug substances or our product candidates, in such quantities at an acceptable cost, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts. For example, we experienced delays in the manufacturing and delivery of clinical supply for the CTx-1301 fixed-dose study due to operational resource issues at our former CMO. The manufacture of the clinical supply was further delayed while our new CMO establishes its manufacturing process for CTx-1301.

We have entered into an agreement with a CMO and intend for that CMO to manufacture all clinical, registration and commercial batches of our drug candidate, CTx-1301, and we plan to enter into agreements with one or more manufacturers to manufacture, supply, store, and distribute drug supplies for our future clinical trials and/or commercial sales. We intend to establish or continue those relationships for the supply of our drug candidates; however, there can be no assurance that we will be able to retain those relationships on commercially reasonable terms, if at all. If we are unable to maintain those relationships, we could experience delays in our development efforts as we locate and qualify new CMOs. If any of our current drug candidates or any drug candidates we may develop or acquire in the future receives regulatory approval, we will rely on one or more CMOs to manufacture the commercial supply of such drugs.

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

There are a limited number of manufacturers that operate under cGMP regulations and possess a DEA license to procure, hold and work with controlled substances. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second contract manufacturer. If our current contract manufacturer cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement. For example, we experienced delays in the manufacturing and delivery of clinical supply for the CTx-1301 fixed-dose study due to operational resource issues at our former CMO. The manufacture of the clinical supply was further delayed while our new CMO establishes its manufacturing process for CTx-1301.

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

We depend on collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In March 2023, we entered into to the Commercialization Agreement with Indegene. Pursuant to the Commercialization Agreement, Indegene will provide us with commercialization services for CTx-1301, including services related to (a) medical affairs & pharmacovigilance; (b) pricing, reimbursement and market access; (c) commercial operations; and (d) marketing.

We also may seek additional third-party collaborators for the development and commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. Potential collaborators include co-commercialization partners, as well as regional, national and international large and mid-size pharmaceutical companies.

We may have limited control over the amount and timing of resources that our current and any future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Pursuant to the Commercialization Agreement, we and Indegene will enter into statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services and the fees to be paid by us. We may be unable to negotiate the terms of the statements of work, including the services to be performed by Indegene or the fees payable by us, on terms acceptable to us, or at all. If we are unable to do so, we will have to seek other collaborations for the commercialization of CTx-1301, which may delay commercialization.

Our current collaborations pose, and any future collaborations involving our product candidates would pose the following risks, including but not limited to:

●	we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us;

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators may not perform their obligations as expected;

●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;

●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

●	collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●	we may be subject to termination fees if we terminate a collaboration; and

●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

The Commercialization Agreement and any future collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

If we are not able to maintain or establish collaborations, we may have to alter our development and commercialization plans.

In March 2023, we entered into to the Commercialization Agreement with Indegene. Pursuant to the Commercialization Agreement, Indegene will provide us with commercialization services for CTx-1301, including services related to (a) medical affairs & pharmacovigilance; (b) pricing, reimbursement and market access; (c) commercial operations; and (d) marketing.

The development of our product candidates and clinical programs and the potential commercialization will require substantial additional capital. For some of our product candidates, we may need to be able to maintain and further collaborate with co-commercial partners or pharmaceutical companies for the development and/or commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach additional definitive agreements for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

Pursuant to the Commercialization Agreement, we and Indegene will enter into statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services and the fees to be paid by us. We may be unable to negotiate the terms of the statements of work, including the services to be performed by Indegene or the fees payable by us, on terms acceptable to us, or at all. If we are unable to do so, we will have to seek other collaborations for the commercialization of CTx-1301, which may delay commercialization.

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

We rely on third parties to perform many essential services for any products that we commercialize, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize CTx-1301, CTx-1302, and/or CTx-2103 will be significantly impacted and we may be subject to regulatory sanctions.

In March 2023, we entered into to the Commercialization Agreement with Indegene. Pursuant to the Commercialization Agreement, Indegene will provide us with commercialization services for CTx-1301, including services related to (a) medical affairs & pharmacovigilance; (b) pricing, reimbursement and market access; (c) commercial operations; and (d) marketing.

We may retain additional third-party service providers to perform a variety of functions related to the sale and distribution of any or all of our products, including CTx-1301, CTx-1302, and CTx-2103, if approved, key aspects of which will be out of our direct control. These service providers may provide key services related to distribution, customer service, accounts receivable management and cash collection.

We will substantially rely on Indegene and will substantially rely on any future third-party providers to perform services for us. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to deliver product to meet commercial demand may be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient or if they fail to comply with various requirements, we could be subject to regulatory sanctions.

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

Our management, personnel, systems, and facilities currently in place are not adequate to support our business plan and near-term future growth. We will need to further expand our manufacturing team, clinical team, managerial, operational, financial, and other resources to support our planned research, development and commercialization activities.

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

In March 2023, we entered into to the Commercialization Agreement with Indegene. Pursuant to the Commercialization Agreement, Indegene will provide us with commercialization services for CTx-1301, including services related to (a) medical affairs & pharmacovigilance; (b) pricing, reimbursement and market access; (c) commercial operations; and (d) marketing.

We also may enter into additional strategic partnerships with third parties to commercialize our product candidates.

Pursuant to the Commercialization Agreement, we and Indegene will enter into statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services and the fees to be paid by us. We may be unable to negotiate the terms of the statements of work, including the services to be performed by Indegene or the fees payable by us, on terms acceptable to us, or at all. If we are unable to do so, we will have to seek other collaborations for the commercialization of CTx-1301, which may delay commercialization. We may also have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations and/or ingrained distribution channels. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Our research and development is focused on discovering and developing product candidates but these product candidates may not make it to the market.

Our development research and clinical development efforts to date have resulted in product candidates, CTx-1301, CTx-1302, for the treatment of ADHD, and CTx-2103, for the treatment of anxiety. As part of our growth strategy, we intend to identify, develop and market additional product candidates. We are exploring various therapeutic opportunities for our pipeline and proprietary technologies. We may spend several years completing our development of any particular current or future internal product candidates, and failure can occur at any stage. We may not be able to develop drugs that are bioequivalent, safe and effective and/or that have commercially significant improvements over already approved drugs. The product candidates to which we allocate our resources may not end up being successful. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising product candidates and products.

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

Our operations to date have been primarily limited to formulating and developing our product candidates and undertaking clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	delays in the commencement, enrollment and the timing of clinical testing for our product candidates;

●	the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

●	the cost of manufacturing our product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;

●	our ability to obtain additional funding to develop our product candidates;

●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

●	the level of demand for our product candidates, should they receive approval, which may vary significantly;

●	potential side effects of our product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;

●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our product candidates, if approved;

●	our dependency on third-party manufacturers to supply or manufacture our product candidates;

●	our ability to establish or outsource an effective sales, marketing and distribution infrastructure in a timely manner;

●	market acceptance of our product candidates, if approved, and our ability to forecast demand for those product candidates;

●	our ability to receive approval and commercialize our product candidates outside of the United States;

●	our ability to establish and maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	costs related to and outcomes of potential litigation or other disputes;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively;

●	potential liabilities associated with hazardous materials;

●	our ability to maintain adequate insurance policies; and

●	future accounting pronouncements or changes in our accounting policies.

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

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Section 404 of the Sarbanes Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with this annual report, provide a management report on internal control over financial reporting. When we lose our status as an “emerging growth company,” as defined in the JOBS Act, and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock or warrants may decline.

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

The trading market for our common stock and warrants will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. If we fail to maintain adequate coverage by securities or industry analysts, the trading price for our stock could be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the $1.00 Minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5550(a)(2), Nasdaq may take steps to delist our common stock and warrants. Such a delisting would likely have a negative effect on the price of our common stock and warrants and would impair your ability to sell or purchase our common stock and warrants when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock and warrants to become listed again, stabilize the market price or improve the liquidity of our common stock and warrants, prevent our common stock and warrants from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

As of December 31, 2022, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 32% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock and warrants by:

●	delaying, deferring or preventing a change of control of us;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

See “Security Ownership of Certain Beneficial Owners and Management” below for more information regarding the ownership of our outstanding stock by our executive officers, directors and holders of more than 5% of our common stock, together with their affiliates.

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

Our corporate headquarters is located in Kansas City, Kansas, where we lease approximately 14,205 square feet of office space. Our lease expires on May 2025, with an option to extend. Our manufacturing activities take place at Societal, our CDMO in Gainesville, Georgia. We believe our current offices, laboratories, and manufacturing spaces are sufficient to meet our needs. We may seek to negotiate new leases or evaluate additional or alternate space to accommodate operations. We believe that appropriate alternative space is readily available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 6 – Contingencies, of this annual report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “CING.”

Holders of Record

As of March 3, 2023, we had 244 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Since inception in 2012, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations through public and private capital raised. Cumulative capital raised from these sources, including debt financing, was approximately $68.8 million as of December 31, 2022.

We have incurred significant losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $17.7 million and $20.7 million for the years ended December 31, 2022 and 2021, respectively. See “Results of Operations” below for an explanation of the fluctuations in our net losses. As of December 31, 2022, we had an accumulated deficit of $69.4 million.

We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	seek regulatory approval for CTx-1301;

●	continue research and development activities for our existing and new product candidates, primarily for CTx-1301;

●	manufacture supplies for our preclinical studies and clinical trials, primarily for CTx-1301;

●	outsource commercial infrastructure to support sales and marketing for CTx-1301; and

●	operate as a public company.

As of December 31, 2022, we had cash and cash equivalents of $5.4 million. Based on our operating plan, we believe that our cash and cash equivalents will enable us to fund our research and development and general and administrative expenses into the second quarter of 2023. In addition, in order to achieve the filing of our NDA for CTx-1301 in the first half of 2024 for potential FDA approval, we believe that we will need approximately $23.3 million of additional capital. We will also need additional capital to advance our other programs and commercialization efforts. See “Liquidity and Capital Resources” below.

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

Clinical and Business Update

We executed a master services agreement (MSA) in 2022 with Societal CDMO, Inc. (Societal), a contract development and manufacturing organization (CDMO) dedicated to solving complex formulation and manufacturing challenges primarily in small molecule therapeutic development. Societal will manufacture all clinical, registration, and commercial batches of our lead ADHD candidate, CTx-1301. Societal will dedicate a specific manufacturing suite within its Gainesville, GA facility and outfit it with proprietary equipment owned by us.

CTx-1301: We have designed our clinical program for CTx-1301 (dexmethylphenidate), our lead investigational asset for the treatment of ADHD, based on U.S. Food and Drug Administration (FDA) feedback regarding our CTx-1301 initial Pediatric Study Plan (iPSP), and longstanding guidance on the streamlined approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.

We initiated a Phase 3 adult dose-optimization study in December 2022 for CTx-1301 to assess onset and duration of efficacy and safety in adults with ADHD, dose optimization of the first cohort has commenced and results are expected in the third quarter of 2023.

In addition, the CTx-1301 Phase 3 fixed-dose pediatric and adolescent safety and efficacy study is expected to commence in mid-2023; results are expected in the first quarter of 2024.

In order to meet the pharmacology requirement for the CTx-1301 New Drug Application (NDA) submission, we completed a food effect study in October of 2022, which demonstrated that CTx-1301 can be taken with or without food.

Assuming we receive positive clinical results from our Phase 3 trials, we expect to submit the NDA for CTx-1301 in the first half of 2024 under the Section 505(b)(2) pathway.

CTx-2103: We have embarked on a program to develop CTx-2103 (buspirone) for the treatment of anxiety, which is the most common mental health concern in the U.S. We completed a formulation study in which the pharmacokinetics were evaluated for this trimodal tablet providing three precisely timed doses of buspirone versus one immediate release dose. In addition, scintigraphic imaging visualized transit of the tablets through the gastrointestinal tract to confirm both the site and onset of release, which will then be correlated with pharmacokinetic data to establish the full release profile of the CTx-2103 formulation. Based on the pharmacokinetic profile seen in the data, CTx-2103 achieved the desired triple release of buspirone. These positive results provided the critical information required to allow us to request a Pre-IND meeting with the FDA to discuss the design of our clinical and regulatory program for CTx-2103, which we expect to occur in the third quarter of 2023 to allow for a potential IND filing in the fourth quarter of 2023.

CTx-1302: We plan to initiate a Phase 1/2 bioavailability study in ADHD patients for CTx-1302 (dextroamphetamine), our second investigational asset for the treatment of ADHD, in mid-2024 and, if the results from this study are successful, subsequently initiate pivotal Phase 3 clinical trials in all patient segments in late 2024 or early 2025.

PTRTM Platform: We continue to evaluate opportunities to out-license our PTR platform and to license our product candidates outside of the United States. In addition, we are evaluating opportunities to expand our relationship with BDD Pharma Limited.

Debt Financing

We received $5.0 million of debt financing (the “WFIA Debt Financing”) from Werth Family Investment Associates LLC (“WFIA”). WFIA owns 975,165 shares of our common stock and Peter J. Werth, a member of the Company’s Board of Directors and the manager of WFIA, owns 21,849 shares of our common stock. The promissory note, dated August 9, 2022, in favor of WFIA is unsecured with interest accruing at 15% per annum. Outstanding principal and all accrued and unpaid interest is due and payable on August 8, 2025 unless accelerated due to an event of default. Beginning April 1, 2023, WFIA has the right during the first five business days of each calendar quarter to demand payment of all outstanding principal and interest 120 days following notice to us. We may prepay the note, in whole or in part, without premium or penalty; provided, that no amount repaid may be reborrowed. See “Liquidity and Capital Resources” below. As of December 31, 2022, the principal balance of $5.0 million and accrued interest of $0.3 million was outstanding.

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our growing operations including the potential commercialization of our product candidates. We have experienced, and will continue to experience, increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services; director and officer insurance; and investor and public relations costs.

Interest and other income (expense), net

Interest and other income (expense), net consists of interest expense on our related party notes payable and interest earned on our cash and cash equivalents, including money market funds. The primary objective of our investment policy is liquidity and capital preservation.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe the following accounting policies are those most critical to the judgements and estimates used in the preparation of our consolidated financial statements.

Research and Development Costs

Research and development costs are expensed as incurred and include all direct and indirect costs associated with the development of our product candidates. These expenses include payments to third parties for research, development and manufacturing services, personnel costs and depreciation on manufacturing equipment. At the end of the reporting period, we compare payments made to third party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to service providers and the progress that we estimate have been made as a result of the service provided, we may record net prepaid or accrued expense relating to these costs.

Stock-Based Compensation

Under our 2021 Omnibus Equity Incentive Plan, we granted non-qualified stock options to certain employees and directors in 2022 and 2021. The options were granted with strike prices ranging from $1.00 to $1.57 per share in 2022 and $6.00 per share in 2021, which was the price that the common shares were issued to the public in connection with our IPO. The term of these options is ten years with vesting periods ranging from immediate to four years.

We recorded stock-based compensation expense of $800,796 and $43,835 during the years ended December 31, 2022 and 2021, respectively, based on the grant-date fair value of the options granted. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

See footnote 11 to our consolidated financial statements for the assumptions that were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model.

Results of Operations

Comparison of the years ended December 31, 2022 and December 31, 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$8,995	$8,410	$585	7.0%
General and administrative	8,507	12,269	(3,762)	(30.7)%
Loss from operations	(17,502)	(20,679)	(3,177)	15.4%
Interest and other income (expense), net	(174)	(31)	143	461.3%
Net Loss	$(17,676)	$(20,710)	$(3,034)	14.6%

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Clinical operations	$3,534	$1,086	$2,448	225.4%
Drug manufacturing and formulation	2,840	1,429	1,411	98.7%
Personnel expenses	2,521	5,874	(3,353)	(57.1)%
Regulatory costs	100	21	79	376.2%
Total research and development expenses	$8,995	$8,410	$585	7.0%

Research and development (R&D) expenses were $9.0 million for the year ended December 31, 2022, an increase of $0.6 million or 7.0% from the year ended December 31, 2021. This increase was related to a significant increase in clinical and manufacturing costs for CTx-1301 as we completed a food effect study in the fourth quarter of 2022 and initiated the Phase 3 adult dose-optimization study in late 2022. In addition, our manufacturing costs increased in 2022 relating to the production of clinical supply for Phase 3 trials of CTx-1301. These increases were offset by a decrease in personnel expenses due to the recording of $4.6 million to R&D expense in 2021 for a one-time noncash compensation charge for the modification of PIUs. The decrease in personnel expenses due to the one-time noncash charge was offset by annual pay increases in 2022 and added personnel in late 2021 in anticipation of increased clinical activity.

General and administrative expenses

The following table summarizes our general and administrative (G&A) expenses for the years ended December 31, 2022 and 2021:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Personnel expenses	$2,590	$9,729	$(7,139)	(73.4)%
Legal and professional fees	2,233	1,443	790	54.7%
Occupancy	478	484	(6)	(0.01)
Insurance	2,611	325	2,286	703.4%
Other	595	288	307	106.6%
Total general and administrative expenses	$8,507	$12,269	$(3,762)	(30.7)%

Total G&A expenses were $8.5 million for the year ended December 31, 2022, a decrease of $3.8 million or 30.7% from the year ended December 31, 2021. Personnel expenses decreased $7.1 million or 73.4%, primarily related to the recording of $8.1 million to G&A personnel expenses of a one-time noncash compensation charge in 2021 relating to the modification of PIUs. This decrease in personnel expenses due to the noncash compensation charge was offset by an increase in salaries expense due to the addition of personnel in late 2021 as we were preparing to operate as a public company. The decrease in personnel expenses was offset by increases in other expenses, including legal fees and audit fees primarily due to increased activity in late 2022 in preparation for future capital raises. In addition, insurance costs increased significantly year-over-year due to the directors and officers insurance premium which is much higher for a publicly traded company.

Interest and other income (expense), net

The following table summarizes interest and other income (expense), net for the years ended December 31, 2022 and 2021:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2022	2021	(Decrease)	(Decrease)
Interest and other income (expense), net	$(174)	$(31)	$143	461.3%

Total interest and other income (expense), net in both 2022 and 2021 primarily relates to interest incurred on outstanding notes payable, offset by interest earned on invested balances. Interest expense was significantly higher in 2022 due to $0.3 million of interest incurred on the $5.0 million related party note payable to WFIA, dated August 2022.

Cash Flows

	Year ended
	December 31,
	2022	2021
Net cash (used in) operating activities	$(15,882)	$(10,432)
Net cash (used in) investing activities	(153)	(815)
Net cash provided by financing activities	4,899	26,542
Net increase (decrease) in cash and cash equivalents	$(11,136)	$15,295

Cash Flows from Operating Activities

Net cash used in operating activities was $15.9 million for the year ended December 31, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $17.7 million, prior to the effects of two significant noncash items, stock-based compensation expense of $.8 million and depreciation expense of $0.4 million. Changes in operating assets and liabilities included a decrease in miscellaneous receivables of $0.5 million due to the collection of research and development and employee retention tax credits in 2022 as well as an increase in prepaid expenses of $0.4 million due to deposits made to clinical and manufacturing vendors relating to the initiation of Phase 3 studies for CTx-1301 and deposits to our new CMO for manufacturing activity.

Net cash used in operating activities was $10.4 million for the year ended December 31, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $20.7 million, prior to the effects of two significant noncash items, the one-time noncash PIU charge of $12.7 million and depreciation expense of $0.7 million. Changes in operating assets and liabilities included a decrease in accounts payable and accrued expenses of $1.3 million mainly due to the payment of all deferred payroll amounts owed to employees paid in December 2021. There was also an increase in prepaid expense of $1.2 million primarily relating to a down payment on our annual directors and officers insurance premium which had increased significantly at the completion of our IPO.

Cash Flows from Investing Activities

Net cash used in investing activities for both the years ended December 31, 2022 and December 31, 2021was primarily related to the purchase of equipment to support our research and development.

Cash Flows from Financing Activities

Net cash provided by financing activities in the year ended December 31, 2022 was primarily related to the proceeds from the $5.0 million related party note payable to WFIA.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012 through December 31, 2022, we have not generated any revenue and have incurred significant operating losses and negative cash flow from our operations. Based on our current operating plan, we expect our cash and cash equivalents of $5.4 million as of December 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. In addition, in order to achieve the filing of our NDA for CTx-1301 in the first half of 2024 for potential FDA approval, we believe that we will need approximately $23.3 million of additional capital. We will also need additional capital to advance our other programs and commercialization efforts. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

In January 2023, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock for aggregate proceeds of up to $2.65 million. As of the date of filing this annual report, the Company has not made any sales pursuant to the ATM Agreement.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the cost and timing of manufacturing the clinical supply of our product candidates;

●	the initiation, progress, timing, costs and results of clinical trials for our product candidates;

●	the clinical development plans we establish for each product candidate;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration or license agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	the cost and timing of the implementation of commercial scale manufacturing activities; and

●	the cost and timing of outsourcing our commercialization efforts, including, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products.

To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, including clinical trials of our product candidates, and other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, licensing or similar strategic business transaction. In March 2023, we entered into a Joint Commercialization Agreement with Indegene, Inc., which will provide us with commercialization services for CTx-1301, including marketing, sales, market access and distribution, on a fee for service basis.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2022 that will affect our future liquidity.

We entered into a patent and know-how licensing agreement with BDD Pharma Limited in August 2018. See “Item 1. Business – Material Agreements” for a description of this agreement. We are required to pay BDD Pharma certain amounts in connection with clinical trial and regulatory milestones. The first milestone payment of $250,000 became due in February 2023 upon dosing of the first patient in the Phase 3 adult onset and duration study for CTx-1301. This payment was accrued in our 2022 financial statements.

We entered into an agreement with a CRO for the Phase 3 adult dose-optimization, onset and duration study for CTx-1301, which was initiated in December 2022. We have also entered into an agreement with a CRO for the Phase 3 fixed-dose pediatric and adolescent safety and efficacy study for CTx-1301, in which we plan to dose the first patient in mid-2023. We also entered into agreements with a CDMO and other third parties for manufacture of the Phase 3 clinical supply of CTx-1301. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation and in some cases, wind-down costs and restoration costs. The exact amount of such obligations is dependent on the timing of termination and the terms of the related agreement and are not known.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change that is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have incurred a net loss for the years ended December 31, 2022 and 2021 and had accumulated losses of $69.4 million since inception to December 31, 2022. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our sources of capital have included private capital raises in various classes of units of CTx prior to the Reorganization Merger, the issuance of equity securities in connection with our IPO and the WFIA Debt Financing. Additional financings will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022, have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.” In addition, we are currently a non-accelerated filer and are therefore not required to provide an attestation report on our internal control over financial reporting until such time as we are an accelerated filer or large accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Joint Commercialization Agreement with Indegene, Inc.

On March 7, 2023, we entered into a Joint Commercialization Agreement (the “Commercialization Agreement”) with Indegene, Inc. (“Indegene”).

The Commercialization Agreement governs the general terms under which Indegene will provide commercialization services for CTx-1301, if we receive FDA approval for CTx-1301, upon our request. Pursuant to the Commercialization Agreement, the parties will enter into statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services, and the fees to be paid by us. Each statement of work will be governed by the terms of the Commercialization Agreement, unless expressly modified in such statement of work. We may elect to receive the following services from Indegene: (a) medical affairs & pharmacovigilance; (b) pricing, reimbursement and market access; (c) commercial operations; and (d) marketing (including field force). The parties will negotiate in good faith any changes to the services provided by Indegene due to changes in circumstances or priorities established by us.

The Commercialization Agreement will expire three years after the launch of CTx-1301. We may terminate the Commercialization Agreement upon six (6) months prior written notice to Indegene, and Indegene may terminate the Commercialization Agreement upon twelve (12) months prior written notice to us. In addition, either party may terminate the Commercialization Agreement upon thirty (30) days prior, written notice if: (i) the FDA notifies us that it will not approve our NDA for CTx-1301; or (ii) we suspend or terminate our clinical development program for CTx-1301 in the United States. Either party may terminate the Commercialization Agreement upon thirty (30) days prior, written notice for material, uncured breaches or immediately in the event of the other party’s bankruptcy.

During the term of the Commercialization Agreement, except for medical information services, the development and publication of peer-reviewed articles and pharmacovigilance services, Indegene will not provide strategic health care provider and/or patient marketing support (or any other types of services that are in the same category) to any party except us with respect to any ADHD product. Until the date of any notice of termination of the Commercialization Agreement or any notice of termination of a given service, we will not engage a party other than Indegene to provide any services with respect to commercialization of CTx-1301 that are in the same category as any of the services being provided to us by Indegene without Indegene’s written approval, not to be unreasonably withheld, subject to certain exceptions.

The Commercialization Agreement contains representations, warranties, confidentiality and indemnity obligations customary for agreements of this type.

The description of the Commercialization Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Commercialization Agreement, which has been filed as Exhibit 10.19 to this annual report and is incorporated herein by reference.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors with their respective ages as of March 10, 2023:

Name	Age	Position

Executive Officers:
Shane J. Schaffer, PharmD	48	Chief Executive Officer and Chairman of the Board
Louis G. Van Horn, MBA	64	Executive Vice President and Chief Financial Officer
Laurie A. Myers, PhD	66	Executive Vice President and Chief Operating Officer
Craig S. Gilgallon, Esq.	51	Executive Vice President, General Counsel and Secretary
Raul R. Silva, MD	65	Executive Vice President and Chief Science Officer
Matthew Brams, MD	59	Executive Vice President and Chief Medical Officer
Directors:
Scott Applebaum	56	Director
Peter J. Werth	84	Director
Patrick Gallagher, MBA	58	Director
Gregg Givens	62	Director
Curt Medeiros, MBA	47	Director

Shane J. Schaffer, PharmD co-founded Cingulate in 2012 and has since served as its Chief Executive Officer and Chairman of the Board of Directors. Prior to his work at Cingulate, Dr. Schaffer served as the Managing Director of Sabre Scientific Solutions, from July 2009 through December 2012. Previously, Dr. Schaffer worked as a Director of National Accounts at Pri-Med Access from September 2008 through May 2009, Senior Marketing at Sanofi from February 2004 through December 2007, and as a Marketing Manager at Novartis from June 2001 through October 2003. From July 1999 through June 2001, he served as Chief Fellow of the Rutgers Pharmaceutical Industry Fellowship Program and was Senior Fellow at Warner Lambert/Parke Davis and Pfizer. From June 1997 to July 1999, he worked as a clinical research associate at Hoechst Marion Roussel. Dr. Schaffer has over 25 years’ experience in drug development, commercialization and biotech commercial operation. Dr. Schaffer received his Doctor of Pharmacy from The University of Kansas School of Pharmacy. We believe that Dr. Schaffer’s extensive knowledge of the pharmaceutical industry, his clinical and commercial background in a wide range of therapeutic areas, and his experience serving as our Chief Executive Officer, qualifies him to serve on our Board of Directors.

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

Scott Applebaum has served as a member of our Board of Directors since August 2022. Mr. Applebaum has been the Chief Legal Officer and Corporate Secretary at VectivBio (NASDAQ:VECT), a biopharmaceutical company focused on the discovery, development, and commercialization of innovative treatments for severe rare conditions with high unmet medical need, since September 2021. Prior to that, he was the Chief Legal & Compliance Officer and Senior Vice President of Regulatory Affairs at Trevena from February 2020 to August 2021. From September 2017 to June 2019, he served as President of Context Therapeutics and was General Counsel and Corporate Secretary at Vitae Pharmaceuticals from July 2016 to December 2016. Prior to that, Mr. Applebaum was Chief Legal Officer and Corporate Secretary for Medgenics from September 2014 to July 2016. From 2004-2014 he held various leadership positions at Shire Pharmaceuticals. He began his pharmaceuticals career at Bristol-Myers Squibb in 1997. Before entering the biopharmaceutical industry, Applebaum was a lawyer at Dechert LLP. He received his J.D. from Stanford Law School and a B.S. in Economics, Finance and Accounting from the Wharton School of the University of Pennsylvania. We believe that Mr. Applebaum’s experience in the legal, compliance, regulatory and operational areas of the pharmaceutical industry, including with ADHD products, qualifies him to serve on our Board of Directors.

Peter J. Werth has served on our Board of Directors since June 2018. Mr. Werth is Founder and Chief Executive Officer of ChemWerth Inc., a full-service generic drug development and supply company providing Active Pharmaceutical Ingredients to regulated markets worldwide. Mr. Werth previously served as Vice President at Ganes Chemicals, a subsidiary of Siegfried Chemicals, from March 1975 through May 1982. From 1965 through 1975, Mr. Werth worked in Research and Development for Upjohn Pharmaceuticals, now Pfizer (NYSE: PFE). In addition to serving on the Board of Cingulate, Mr. Werth serves on the Board of Directors of VM Pharma LLC since December 2010, VM Therapeutics LLC since May 2012, Alopexx Vaccines LLC since June 2012, VM Oncology LLC since August 2014, Perseus Science Group LLC since January 2015, Likarda LLC since August 2017, Techtona LLC since September 2017, MedRhythms LLC since June 2018 and Bastion Healthcare LLC since September 2020. He earned his Master of Science in Organic Chemistry from Stanford University and his Bachelor of Science in Chemistry and Math from Fort Hays State University. We believe that Mr. Werth’s extensive experience in the life sciences industry and his knowledge in business and international markets qualifies him to serve on our Board of Directors.

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

Gregg Givens has served on our Board of Directors since July 2021 and as our Lead Independent Director since December 2022. Mr. Givens is the sole member of Fountain Point Advisory LLC, which provides board and advisory services. Mr. Givens served as the Chief Financial Officer at Park University from March 2020 to July 2022. From November 2018 to November 2021, Mr. Givens served as a member of the Board of Directors of Excel Industries, Inc. Previously, Mr. Givens served as a member of the Board of Directors at Asurion, Inc. from January 2006 to July 2007. From May 1996 through April 2018, Mr. Givens served in various positions at DST Systems, Inc. (NYSE: DST), including as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Givens received his Bachelor of Science in Accountancy from the University of Missouri and is a Certified Public Accountant. We believe Mr. Givens’ extensive financial and accounting experience qualifies him to serve on our Board of Directors.

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

Board Composition

Our Board of Directors currently consists of six members. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

In accordance with the terms of our amended and restated certificate of incorporation and bylaws, our Board of Directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

●	The Class I directors are Patrick Gallagher and Peter J. Werth; their terms will expire at the annual meeting of stockholders to be held in 2025.

●	The Class II directors are Curt Medeiros and Gregg Givens; their terms will expire at the annual meeting of stockholders to be held in 2023.

●	The Class III directors are Shane J. Schaffer and Scott Applebaum; their terms will expire at the annual meeting of stockholders to be held in 2024.

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

We do not have a formal policy with regard to the consideration of diversity in identifying director nominees. The Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee consists of Messrs. Givens, Applebaum and Medeiros, with Mr. Givens serving as the Chairman of the Audit Committee. Our Board of Directors has determined that the three directors currently serving on our Audit Committee are independent within the meaning of the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. In addition, our Board of Directors has determined that Mr. Givens qualifies as an audit committee financial expert within the meaning of SEC regulations and The NASDAQ Marketplace Rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file reports with the SEC regarding their stock ownership and changes in their ownership of our common stock. Based on our records and representations from our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers were complied with during fiscal year 2022, except for the following: (i) due to administrative error, Laurie Myers filed a late Form 4 on December 1, 2022 to report her purchase of shares our common stock on November 23, 2022; and (ii) Curt Medeiros filed a late Form 4 on September 23, 2022 to report the sale of shares of our common stock on May 2, 2022 by Mr. Medeiros’ broker without instruction from, or knowledge by, Mr. Medeiros.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables and accompanying disclosure set forth information about the compensation earned by our named executive officers during 2022. Our named executive officers include our principal executive officer and the three most highly-compensated executive officers (other than our principal executive officer) serving as executive officers as of December 31, 2022 as set forth below:

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

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Shane J. Schaffer,	2022	475,000	29,688	-	78,503	-	-	583,191
Chairman and CEO	2021	475,000	-	3,000	920,799	-	-	1,398,799
Laurie A. Myers	2022	400,000	25,000	-	34,890	-	-	459,890
EVP and COO	2021	400,000	-	3,000	345,302	-	-	748,302
Louis G. Van Horn,	2022	380,000	23,750	-	34,890	-	-	438,640
EVP and CFO	2021	380,000	-	3,000	345,302	-	-	728,302
Craig S. Gilgallon	2022	380,000	23,750	-	34,890	-	-	438,640
EVP, GC and Secretary	2021	380,000	-	3,000	345,302	-	-	728,302

(1)	The bonus amounts represent the annual bonuses earned by our named executive officers in 2022.

(2)	In April 2021, we granted 22,507 Class C profits interests (PIUs) to each named executive officer. These PIUs were intended to constitute profits interests for U.S. federal income tax purposes. We accounted for these awards under ASC Topic 718, Compensation – Stock Compensation (FASB ASC Topic 718), as equity classified awards. In connection with the Reorganization Merger, all outstanding PIU’s were exchanged for shares of Cingulate common stock. The exchange of PIU’s for common stock created a modification of the terms, character and rights of the PIU’s and achievement of performance was considered probable. This resulted in the Company recognizing a noncash modification charge, which charge was calculated based on the Company’s assessment of the fair value of the shares of Cingulate common stock on the date of the modification. The dollar value reflected in the table above for 2021 reflects the fair value of the PIUs granted in 2021. See Note 8 to our consolidated financial statements for the year ended December 31, 2021 for additional information.

(3)	The amounts reflect the grant date fair value of the non-qualified stock option awards on February 25, 2022 and December 7, 2021, in accordance with FASB ASC Topic 718. The fair market value of the option awards was determined using the Black-Scholes Model. See Note 10 to our consolidated financial statements for the year ended December 31, 2021 for the assumptions used to estimate the grant date fair value of the stock options awards in December 2021. See Note 11 to our consolidated financial statements for the year ended December 31, 2022 for the weighted average assumptions used to estimate the grant date fair value of the stock option awards in 2022.

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

Employment Arrangements with our Named Executive Officers

Shane J. Schaffer

On September 23, 2021, we entered into an employment agreement with Dr. Schaffer. Under the terms of Dr. Schaffer’s employment agreement, he holds the position of Chief Executive Officer. The employment agreement originally provided for a base salary of $475,000 annually, which was increased to $503,500, effective January 1, 2023. In addition, Dr. Schaffer is eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Dr. Schaffer’s annual base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Dr. Schaffer’s individual performance. Pursuant to the terms of his employment agreement, Dr. Schaffer is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

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

Laurie A. Myers

On September 23, 2021, we entered into an employment agreement with Ms. Myers. Under the terms of Ms. Myers’ employment agreement, she holds the positions of Executive Vice President and Chief Operating Officer. The employment agreement originally provided for a base salary of $400,000 annually, which was increased to $424,000, effective January 1, 2023. In addition, Ms. Myers is eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Ms. Myers’ annual base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Ms. Myers’ individual performance, as recommended by the Chief Executive Officer. Pursuant to the terms of her employment agreement, Ms. Myers is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

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

Louis G. Van Horn

On September 23, 2021, we entered into an employment agreement with Mr. Van Horn. Under the terms of Mr. Van Horn’s employment agreement, he holds the positions of Executive Vice President and Chief Financial Officer. The employment agreement originally provided for a base salary of $380,000 annually, which was increased to $406,600, effective January 1, 2023. In addition, Mr. Van Horn is eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Mr. Van Horn’s annual base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Mr. Van Horn’s individual performance, as recommended by the Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Van Horn is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

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

Craig S. Gilgallon, Esq.

On September 23, 2021, we entered into an employment agreement with Mr. Gilgallon. Under the terms of Mr. Gilgallon’s employment agreement, he holds the positions of Executive Vice President and General Counsel. The employment agreement originally provided for a base salary of $380,000 annually, which was increased to $402,800, effective January 1, 2023. In addition, Mr. Gilgallon is eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Mr. Gilgallon’s annual base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Mr. Gilgallon’s individual performance, as recommended by the Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Gilgallon is also eligible to participate in all incentive and deferred compensation programs, and other executive retirement plans available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

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

Outstanding Equity Awards at 2022 Fiscal Year-End

Name	Grant date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Shane J. Schaffer	2-25-2022	(1)	-	67,500	1.38	2-25-2032
	12-7-2021	(2)	44,917	134,751	6.00	12-7-2031
Laurie A. Myers	2-25-2022	(1)	-	30,000	1.38	2-25-2032
	12-7-2021	(2)	16,844	50,532	6.00	12-7-2031
Louis G. Van Horn	2-25-2022	(1)	-	30,000	1.38	2-25-2032
	12-7-2021	(2)	16,844	50,532	6.00	12-7-2031
Craig S. Gilgallon	2-25-2022	(1)	-	30,000	1.38	2-25-2032
	12-7-2021	(2)	16,844	50,532	6.00	12-7-2031

(1)	The option vests as follows: 25% on the one-year anniversary of the date of grant and the remaining shares in substantially equal monthly installments over the 36-month period following the initial vesting date.

(2)	The options vest in four equal annual installments beginning on the one-year anniversary of the grant date.

Director Compensation

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the non-employee members of our Board of Directors for their service as a director during 2022 other than for reimbursement of reasonable expenses incurred in attending meetings of our Board of Directors and committees of the Board of Directors.

2022 Director Compensation Table

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Scott Applebaum(2)	17,333	15,600	32,933
Jeff Conroy (3)	49,000	10,080	59,080
Patrick Gallagher	38,196	10,080	48,276
Gregg Givens	56,305	10,080	66,385
Jeff Hargroves (3)	37,875	10,080	47,955
Curt Medeiros	44,016	10,080	54,096
Peter Werth	38,030	10,080	48,110

(1)	The amounts reflect the grant date fair value of the non-qualified stock options awarded on February 25, 2022 to the non-employee directors except Mr. Applebaum and on August 9, 2022 to Mr. Applebaum in accordance with FASB ASC Topic 718. The fair market value of the option awards was determined using the Black-Scholes Model. See footnote 2 to the Summary Compensation Table for the assumptions used to estimate the grant-date fair value of the stock option awards granted in February 2022. See Note 11 to our consolidated financial statements for the year ended December 31, 2022 for the weighted average assumptions used to estimate the stock option awards in 2022. As of December 31, 2022, Messrs. Conroy, Gallagher, Givens, Medeiros and Werth held 17,983 non-qualified stock options, and Mr. Applebaum held 12,000 non-qualified stock options.

(2)	Mr. Applebaum was appointed the Board of Directors on August 9, 2022.

(3)	Messrs. Conroy and Hargroves resigned from the Board of Directors, effective January 5, 2023 and September 23, 2022, respectively.

2022 Director Compensation Program

Our Compensation Committee and Board of Directors approved a director compensation program for our non-employee directors, effective January 1, 2022. This program provides for the following annual cash compensation:

●	Director retainer - $35,000

●	Committee chair retainer:

○	Audit - $15,000
○	Compensation - $10,000
○	Nominating and Corporate Governance - $8,000

●	Committee member retainer:

○	Audit - $7,500
○	Compensation - $5,000
○	Nominating and Corporate Governance - $4,000

If the Board of Directors appoints a lead independent director, that individual would receive an additional annual cash retainer equal to $20,000. All cash fees will be paid quarterly in arrears and shall be pro-rated based on the number of whole or partial months served during a calendar year. Although directors are not paid meeting fees, the lead independent director, if any, and the Chairman of the Compensation Committee may determine to pay meeting fees for one or more meetings to the extent the number of Board or committee meetings exceeds the typical number of meetings during the year. We will also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of director and committee meetings. Non-employee directors will receive an annual stock option award, which will vest in a single installment on the first anniversary of the date of grant. Each non-employee director, except for Mr. Applebaum, received a non-qualified stock option award of 9,000 options on February 25, 2022. Newly appointed non-employee directors receive an initial non-qualified stock option award of 12,000 options. Mr. Applebaum received a non-qualified stock option award of 12,000 options on August 9, 2022.

Dr. Schaffer, our Chief Executive Officer, serves as Chairman of our Board of Directors but does not receive additional compensation for his service as a director. See the Summary Compensation Table for a description of Dr. Schaffer’s 2022 compensation.

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

The following table provides information as of December 31, 2022 with respect to shares of our common stock that may be issued pursuant to our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders (1)	861,019	$4.16	1,066,791
Equity compensation plans not approved by security holders	—	$—	—
Total	861,019	$4.16	1,066,791

(1)	The amounts shown in this row include securities under the Equity Plan.

(2)	In accordance with the “evergreen” provision in our Equity Plan, an additional 858,500 shares of our common stock were automatically made available for issuance on the first day of 2023, which represents 5% of the number of fully-diluted shares outstanding on December 31, 2022 (rounded to the nearest 1,000 share increment). These shares are excluded from the shares disclosed in the table.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 3, 2023 (unless otherwise noted) by:

●	each person or group known to us who beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of our Named Executive Officers; and

●	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options or warrants held by such person that are currently exercisable or will become exercisable within 60 days of March 3, 2023 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent of Class (2)

5% or Greater Stockholders
Matthew Brams, MD	655,009	(3)	5.79%
Named Executive Officers and Directors
Shane J. Schaffer, Pharm.D.	984,671	(4)	8.60%
Laurie A. Myers	73,857	(5)	*
Louis G. Van Horn, MBA	182,200	(6)	1.61%
Craig S. Gilgallon, Esq.	225,456	(7)	1.99%
Scott Applebaum	-	(8)	-
Patrick Gallagher, MBA	79,604	(9)	*
Gregg Givens	212,064	(10)	1.87%
Curt Medeiros	11,246	(11)	*
Peter J. Werth	1,016,560	(12)	8.97%
All Directors and Executive Officers as a group (11 persons)	3,952,905	(13)	34.64%

*	Denotes less than 1%.

(1)	Unless noted otherwise, the address of all listed stockholder is 1901 W. 47th Place, Kansas City, KS 66205. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

(2)	We have determined beneficial ownership in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, which is generally determined by voting power and/or dispositive power with respect to securities. Percentage ownership is based on 11,309,412 shares of common stock issued and outstanding as of March 3, 2023, plus any shares issuable upon exercise of options or warrants that are exercisable with 60 days of March 3, 2023 held by such person.

(3)	Dr. Brams is our Chief Medical Officer. Includes 4,769 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 3, 2023. Does not include 27,223 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 3, 2023.

(4)	Includes (i) 70,738 shares of our common stock issuable upon exercise of warrants that are currently exercisable, (ii) 64,605 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 3, 2023, and (iii) 807,828 shares of common stock held by Fountainhead Shrugged, LLC. Dr. Schaffer is the manager of Fountainhead Shrugged, LLC and has voting and investment power over the securities held by Fountainhead Shrugged, LLC. Does not include 272,563 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 3, 2023.

(5)

Includes 25,594 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 3, 2023. Does not include 111,782 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 3, 2023.

(6)	Includes (i) 141,606 shares of common stock held by Louis G. Van Horn Trust, 12/23/19. Mr. Van Horn is the Trustee of Louis G. Van Horn Trust, 12/23/19 and has voting and investment power over the securities held by Louis G. Van Horn Trust, 12/23/19 and (ii) 25,594 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 3, 2023. Does not include 121,782 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 3, 2023.

(7)	Includes (i) 5,016 shares of our common stock issuable upon exercise of warrants that are currently exercisable, (ii) 25,594 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 3, 2023, and (iii) 185,296 shares of common stock held by The Limerick Group, LLC . Mr. Gilgallon is the sole member of The Limerick Group, LLC and has voting and investment power over the securities held by Limerick Group, LLC. Does not include 111,782 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 3, 2023.

(8)	Does not include 12,000 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 3, 2023.

(9)	Includes 11,246 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 3, 2023. Does not include 6,737 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 3, 2023.

(10)	Includes (i) 16,500 shares of our common stock issuable upon exercise of warrants that are currently exercisable, (ii) 11,246 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 3, 2023, and (iii) 30,000 shares of common stock held by Mr. Givens’ children. Does not include 6,737 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 3, 2023.

(11)	Includes 11,246 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 3, 2023. Does not include 6,737 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 3, 2023.

(12)	Includes (i) 8,300 shares of our common stock issuable upon exercise of warrants that are currently exercisable, (ii) 11,246 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 3, 2023, and (iii) 975,165 shares of common stock held by Werth Family Investment Associates. Mr. Werth is the manager of Werth Family Investment Associates LLC and has voting and investment power over the securities held by Werth Family Investment Associates LLC. Does not include 6,737 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 3, 2023.

(13)	Does not include 691,699 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 3, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2021 to which we have been a participant in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements.

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

WFIA Note

On August 9, 2022, CTx issued a $5.0 million promissory note in favor of WFIA (the “WFIA Note”). Peter Werth, a member of our Board of Directors is manager of WFIA. The WFIA Note is unsecured with interest accruing at 15% per annum. Outstanding principal and all accrued and unpaid interest are due and payable on August 8, 2025, or 120 days following written demand made by WFIA during the first five business days of a calendar quarter beginning April 1, 2023. CTx may prepay the WFIA Note, in whole or in part, without premium or penalty; provided, that no amount repaid may be reborrowed. As of December 31, 2022, the entire $5.0 million and accrued interest of $0.3 was outstanding on the WFIA Note.

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

Director Independence

Pursuant to the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has determined that Scott Applebaum, Patrick Gallagher, Gregg Givens, and Curt Medeiros are “independent directors” as such term is defined by Nasdaq Marketplace Rule 5605(a)(2). In November 2022, our Board considered the relationship between the Company and Laidlaw & Company (UK), which acted as co-lead book-running underwriter for our IPO. Mr. Gallagher serves as Senior Managing Director at Laidlaw & Co and as Managing Partner at Laidlaw Venture Partners. However, Mr. Gallagher received no direct or indirect benefit from Laidlaw & Company (UK) acting as an underwriter for our IPO. Due to the promissory note issued by CTx in favor of Werth Family Investment Associates LLC (“WFIA”), our Board determined that Mr. Werth is not an independent director. In addition, Shane Schaffer is not an independent director due to his position as Chief Executive Officer of the Company. We have established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which are comprised of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Kansas City, MO, Auditor Firm ID: 185. The following table summarizes the fees billed by KPMG for audit and other services provided to the Company for the fiscal years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees (1)	$440,000	$1,100,000
Audit-Related Fees	—	—
Tax Fees (2)	68,125	527,040
All Other Fees	—	—
Total	$508,125	$1,627,040

(1)	Audit fees consist of fees for our quarterly reviews and audits of our financial statements, and fees relating to registration statement reviews, consents and comfort letters.

(2)	Tax fees consist of fees for tax compliance services, including preparation and review of tax returns and general tax consulting services.

Pre-Approval Policy

The Audit Committee or its Chairman pre-approves audit and non-audit services to be rendered to the Company and establishes a dollar limit on the amount of fees the Company will pay for each category of services. Generally, management will submit to the Audit Committee a list of services that it recommends the Audit Committee engage the independent registered public accounting firm to provide for the fiscal year. The Audit Committee is informed from time to time of the non-audit services provided pursuant to the pre-approval process. During the year, the Audit Committee periodically reviews the types of services and dollar amounts approved and adjusts such amounts, as it deems appropriate. Unless a service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee or its Chairman. Any service pre-approved by the Chairman will be presented to the Audit Committee at its next regularly scheduled meeting. The Audit Committee also periodically reviews all non-audit services to ensure such services do not impair the independence of the Company’s independent registered public accounting firm. All services rendered by KPMG LLP after our IPO in our fiscal years ended December 31, 2022 and 2021 were pre-approved by our Audit Committee.

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

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated August 30, 2021, among Cingulate, Inc., Cingulate Therapeutics LLC, and Cingulate Pharma LLC	S-1	2.1	9/9/2021
3.1	Amended and Restated Certificate of Incorporation of Cingulate Inc.	10-K	3.1	3/28/2022
3.2	Amended and Restated Bylaws of Cingulate Inc.	10-K	3.2	3/28/2022
4.1	Specimen Certificate representing shares of common stock of Cingulate Inc.	S-1	4.1	9/9/2021
4.2	Form of Underwriter Common Stock Purchase Warrant	S-1	4.2	11/10/2021
4.3	Form of Common Stock Purchase Warrant	S-1	4.3	12/9/2021
4.4	Form of Warrant Agent Agreement	S-1	4.4	12/9/2021
4.5	Description of Cingulate Inc. Securities	10-K	4.5	3/28/2022
10.1#	Patent and Know-How License Agreement, dated August 8, 2018, between BDD Pharma Limited, Cingulate Therapeutics LLC and Drug Delivery International Limited	S-1	10.2	9/9/2021
10.2#	Master Services Agreement between Cingulate Therapeutics LLC and Societal CDMO, Inc., dated October 24, 2022	8-K	10.1	10/25/2022
10.3+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Shane J. Schaffer	S-1	10.4	9/27/2021
10.4+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Matthew N. Brams	S-1	10.5	9/27/2021
10.5+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Laurie A. Myers	S-1	10.6	9/27/2021
10.6+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Craig S. Gilgallon	S-1	10.7	9/27/2021
10.7+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Louis G. Van Horn	S-1	10.8	9/27/2021
10.8+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Raul R. Silva	S-1	10.9	9/27/2021
10.9+	Amendment to Employment Agreement, effective April 1, 2022, between Cingulate Therapeutics LLC and Raul R. Silva	10-Q	10.1	8/11/2022
10.10+*	Amendment to Employment Agreement, effective January 1, 2023, between Cingulate Therapeutics LLC and Raul R. Silva
10.11+	Form of Indemnification Agreement	S-1	10.10	9/9/2021
10.12+	Cingulate Inc. 2021 Omnibus Equity Incentive Plan	S-1	10.1	9/27/2021
10.13+	Form of Nonqualified Stock Option Award under 2021 Plan	10-Q	10.1	5/12/2022
10.14+	Form of Incentive Stock Option Award under 2021 Plan	10-Q	10.2	5/12/2022
10.15+	Form of Restricted Stock Unit Award under 2021 Plan	S-1	10.20	9/27/2021
10.16+	Form of Restricted Stock Award under 2021 Plan	S-1	10.21	9/27/2021
10.17	Promissory Note, dated August 9, 2022, between Cingulate Therapeutics, LLC and Werth Family Investment Associates	8-K	10.1	8/11/2022
10.18	At The Market Offering Agreement, dated January 3, 2023, by and between Cingulate Inc. and H.C. Wainwright & Co., LLC	S-3	1.2	1/3/2023
10.19*	Joint Commercialization Agreement, dated March 7, 2023, by and between Cingulate Therapeutics, LLC and Indegene, Inc.
21.1*	List of Subsidiaries of Cingulate Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

† Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request.

* Filed Herewith

**Furnished Herewith

+ Indicates a management contract or compensatory plan

# Certain portions of this exhibit have been omitted because (i) the registrant customarily and actually treats that information as private or confidential and (ii) the omitted information is not material.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

CINGULATE INC.

Date: March 10, 2023	By:	/s/ Shane J. Schaffer
Shane J. Schaffer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2023	By:	/s/ Louis G. Van Horn
Louis G. Van Horn
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane J. Schaffer	Chairman and Chief Executive Officer	March 10, 2023
Shane J. Schaffer	(Principal Executive Officer)

/s/ Louis G. Van Horn	Chief Financial Officer	March 10, 2023
Louis G. Van Horn	(Principal Financial Officer)

/s/ Jennifer L. Callahan	Corporate Controller	March 10, 2023
Jennifer L. Callahan	(Principal Accounting Officer)
/s/ Scott Applebaum	Director	March 10, 2023
Scott Applebaum

/s/ Patrick Gallagher	Director	March 10, 2023
Patrick Gallagher

/s/ Gregg Givens	Director	March 10, 2023
Gregg Givens

/s/ Curt Medeiros	Director	March 10, 2023
Curt Medeiros

/s/ Peter J. Werth	Director	March 10, 2023
Peter J. Werth

CINGULATE INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

(With Report of Independent Registered Public Accounting Firm Thereon)

F-1

CINGULATE INC.

Consolidated Financial Statements

As of and for the years ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Cingulate Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cingulate Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, has an accumulated deficit, and will need additional funding for operations and development, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Kansas City, Missouri

March 10, 2023

Cingulate Inc.

Consolidated Balance Sheets

December 31, 2022 and 2021

	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$5,356,276	$16,492,745
Short-term investments	-	933
Miscellaneous receivables	234,432	690,248
Prepaid expenses and other current assets	2,278,944	1,698,353
Total current assets	7,869,652	18,882,279

Property and equipment, net	2,904,787	3,145,378
Operating lease right-of-use assets	630,618	858,600

Total assets	11,405,057	22,886,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	762,357	264,687
Accrued expenses	894,635	601,300
Note payable	5,000,000	-
Finance lease liability, current	16,053	15,096
Operating lease liability, current	339,755	295,595
Total current liabilities	7,012,800	1,176,678

Long-term liabilities:
Finance lease liability, net of current	21,487	37,534
Operating lease liability, net of current	488,748	828,503
Total long-term liabilities	510,235	866,037
Total liabilities	7,523,035	2,042,715

Stockholders’ Equity
Common Stock, $0.0001 par value; 240,000,000 shares authorized and 11,309,412 shares issued and outstanding as of December 31, 2022 and 2021	1,131	1,131
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2022 and 2021	-	-
Additional Paid-in-Capital	73,289,387	72,574,510
Accumulated other comprehensive income	-	165
Accumulated deficit	(69,408,496)	(51,732,264)
Total stockholders’ equity	3,882,022	20,843,542

Total liabilities and stockholders’ equity	$11,405,057	$22,886,257

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2022 and 2021

	2022	2021
Operating expenses:
Research and development	$8,995,280	$8,410,489
General and administrative	8,506,438	12,268,909
Operating loss	(17,501,718)	(20,679,398)

Interest and other expense, net	(174,514)	(30,593)
Loss before income taxes	(17,676,232)	(20,709,991)
Income tax benefit (expense)	-	-

Net loss and Comprehensive loss	$(17,676,232)	$(20,709,991)
Net loss per share of common stock, basic and diluted	$(1.56)	$(2.79)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	11,309,412	7,413,579

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2022 and 2021

						Accumulated
	Common Stock		Additional Paid-in-	Members’	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Capital	Deficit	Income	Equity
Balance January 1, 2021				32,314,543	(31,022,273)	165	1,292,435
Members’ capital contributions	-	-	-	7,104,957	-		7,104,957
Unrealized losses on short-term investments	-	-	-	-	-	-	-
Common stock issued in IPO, net of issuance costs of $4,627,079	4,166,666	417	20,373,801	-	-	-	20,374,218
Stock-based compensation expense	-	-	43,835	-	-	-	43,835
Conversion of LLC units to common stock in connection with Reorganization Merger	7,142,746	714	39,418,786	(39,419,500)	-	-	-
Modification of profits interests units in connection with Reorganization Merger	-	-	12,738,088	-	-	-	12,738,088
Net loss	-	-	-	-	(20,709,991)	-	(20,709,991)
Balance December 31, 2021	11,309,412	$1,131	$72,574,510	$-	$(51,732,264)	$165	$20,843,542
Available for sale investments	-	-	-	-	-	(165)	(165)
Stock-based compensation expense	-	-	800,796	-	-	-	800,796
IPO issuance costs	-	-	(85,919)	-	-	-	(85,919)
Net loss	-	-	-	-	(17,676,232)	-	(17,676,232)
Balance December 31, 2022	$11,309,412	$1,131	$73,289,387	$-	$(69,408,496)	$-	$3,882,022

See notes to consolidated financial statements

Cingulate Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2022 and 2021

	2022	2021
Operating activities:
Net loss	$(17,676,232)	$(20,709,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	394,011	708,317
Noncash compensation expense relating to modification of profits interest units	-	12,738,088
Stock-based compensation	800,796	43,835
Changes in operating assets and liabilities:
Miscellaneous receivables	455,816	(538,476)
Prepaid expenses and other current assets	(580,591)	(1,258,857)
Operating lease right-of-use assets	227,982	100,124
Trade accounts payable and accrued expenses	791,005	(1,324,686)
Current portion of operating lease liability	44,160	61,427
Long-term portion of operating lease liability	(339,755)	(228,938)
Other liabilities	-	(23,615)
Net cash used in operating activities	(15,882,808)	(10,432,772)

Investing activities:
Purchase of property and equipment	(153,420)	(814,736)
Proceeds from sale of short-term investments	933	-
Other	(165)	-
Net cash used in investing activities	(152,652)	(814,736)

Financing Activities:
Proceeds from the issuance of common stock in initial public offering, net	-	20,374,218
IPO issuance costs	(85,919)
Members’ capital contributions	-	7,104,957
Payments on notes payable	-	(500,335)
Proceeds from note payable	5,000,000	-
Principal payments on finance lease obligations	(15,090)	(436,259)
Net cash provided by financing activities	4,898,991	26,542,581

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(11,136,469)	15,295,073
Cash and cash equivalents at beginning of year	16,492,745	1,197,672
Cash and cash equivalents at end of year	$5,356,276	$16,492,745

Property and equipment accrued but not paid at end of year	$-	$279,730
Cash payments:
Interest paid	$19,000	$114,725

See notes to consolidated financial statements

CINGULATE INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

(1) Nature of the Business and Liquidity

Organization

Cingulate Inc. is a biopharmaceutical company focused on the development of products utilizing its drug delivery platform technology that enables the formulation and manufacture of once-daily tablets of multi-dose therapies, with an initial focus on the treatment of Attention Deficit/Hyperactivity Disorder (ADHD). The Company is developing two proprietary, first-line stimulant medications, CTx-1301 (dexmethylphenidate) and CTx-1302 (dextroamphetamine), for the treatment of ADHD intended for all patient segments: children, adolescents, and adults. CTx-1301 and CTx-1302 utilize a flexible core tableting technology with target product profile designed to deliver a rapid onset and last the entire active day with a controlled descent of plasma drug level and have favorable tolerability. The Company has initiated Phase 3 clinical trials for CTx-1301, with first patients in the adult dose-optimization study dosed in early 2023. In addition, the Company has a third product to treat anxiety, CTx-2103, in a formulation stage.

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

CTx is the predecessor of Cingulate for financial reporting purposes. The consolidated financial statements and notes for the years ended December 31, 2022 and 2021 represent the full consolidation of Cingulate and its subsidiaries, including CTx and all references to the Company represent this full consolidation.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As a pre-revenue entity, the Company is dependent on the ability to raise capital to support operations until such time as the product candidates under development are U.S Food and Drug Administration (FDA) approved, manufactured, commercially available to the marketplace and produce revenues. The IPO, which was completed in December 2021, provided the Company the ability to continue its research and development activities. In addition, the Company received proceeds of $5.0 million from a promissory note in August 2022 as further described in Note 7. However, the Company will need additional funding for operations and development. In January 2023, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright, shares of its common stock for aggregate proceeds of up to $2,650,000. Additionally, management is evaluating various strategies to obtain funding which may include additional offerings of common stock, issuance of debt, or other capital sources, including potential collaborations with other companies or other strategic transactions. Successful implementation of these plans involves both the Company’s efforts and factors that are outside its control, such as market factors and FDA approval of product candidates. The Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

(d) Cash and Cash Equivalents

Bank demand deposit accounts and short-term liquid investments with an initial maturity of three months or less are considered cash and cash equivalents. Cash and cash equivalents as of December 31, 2022 and 2021 consisted of bank deposits and short-term money market funds. Cash and cash equivalents are carried at cost which is indicative of fair value.

  (e) Miscellaneous Receivables

Miscellaneous receivables consist of payroll tax credits generated from the Company’s 2021 and 2020 federal income tax returns, which have not yet been received, as well as employee retention tax credits for payroll costs incurred in those years. The Company analyzed IAS 20, Accounting for Government Grants and Disclosure of Government Assistance”, in accounting for these receivables. As of December 31, 2022 and 2021, the Company determined that there was no allowance necessary relating to these receivables.

(f) Property and Equipment, net

Property and equipment, net are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Property and equipment are depreciated using the straight-line method over the estimated remaining useful lives or, for leasehold improvements or leased assets under a financing lease, the life of the lease if shorter.

(g) Leases

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

The Company determines the discount rate it uses to discount the unpaid lease payments to present value, which requires management judgement. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The implicit rate was stated in the agreement for one of the Company’s leases; however, for the others, the implicit rate was not determinable as the Company did not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company uses its incremental borrowing rate as the discount rate for these leases. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company has not been able to borrow on a collateralized basis, it has determined a synthetic credit rating based on factors that a credit rating agency would typically analyze when establishing an entity’s credit rating. Due to the fact that the Company is a pre-revenue entity, the Company determined that its incremental borrowing rate should be based on the composite CCC and lower bond spreads at the lease measurement dates plus a risk-free rate based on specific lease maturities.

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

ROU assets for operating and finance leases are evaluated for impairment losses. Under the long-lived assets impairment guidance in ASC Subtopic 360-10, Property and Equipment-Overall. The ROU asset is assessed for impairment with the asset group within which it resides.

Operating lease ROU assets are presented as operating lease right-of-use assets on the consolidated balance sheet. The current and long-term portions of operating lease liabilities are presented separately on the consolidated balance sheet. Finance lease ROU assets are included in property, plant, and equipment. The current and long-term portions of finance lease liabilities are presented separately on the consolidated balance sheet.

  (h) Impairment of Long-lived Assets

The Company assesses the carrying value of its long-lived assets, including property and equipment, as well as lease ROU assets, when events or circumstances indicate that the carrying value of such assets may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset groups. No impairment was recognized during the years ended December 31, 2022 or 2021.

  (i) Research and Development

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

  (j) Stock-Based Compensation

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

  (k) Paycheck Protection Program

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

In July 2021, the Company was notified that the first PPP loan was forgiven by the SBA and in October 2021, the Company was notified that the second PPP loan was forgiven by the SBA. The Company analyzed IAS 20, Accounting for Government Grants and Disclosure of Government Assistance”, in accounting for these loans.

  (l) Segments

Operating segments are components of a Company for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company currently operates in one operating business segment-drug development.

  (m) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. As of December 31, 2022, CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items, therefore a full valuation allowance is recorded.

The Company has not identified any uncertain tax positions. There have been no interest or penalties recognized in the consolidated financial statements related to uncertain tax positions. In addition, no tax positions exist for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files income tax returns in the federal and various state jurisdictions. These federal income taxes are immaterial. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2019.

(n) Common Stock Purchase Warrants

The Company issued warrants in connection with its IPO in December 2021. These equity instruments were valued at fair value when they were issued. See additional information in Note 12.

(o) Net Loss per Share

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

(3) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2022 and 2021:

	2022	2021
Research and development	$1,377,391	$643,917
Insurance	472,152	761,594
Active pharmaceutical ingredients	209,156	264,361
Deferred capital raise costs	100,339	-
Professional fees	61,524	-
Dues and subscriptions	37,684	-
Other	20,698	28,481
	$2,278,944	$1,698,353

(4) Property and Equipment

Property and equipment, net consists of the following at December 31, 2022 and 2021:

	Estimated
	Useful Life
	(in years)	2022	2021
Equipment	2-7	$2,565,997	$2,509,126
Furniture and fixtures	7	145,754	145,754
Computer equipment	5	41,898	41,898
Leasehold improvements	5	471,505	471,505
Construction-in-process- equipment	-	1,739,699	1,643,150
		4,964,853	4,811,433
Less: accumulated depreciation		(2,060,066)	(1,666,055)
		$2,904,787	$3,145,378

Depreciation expense was $394,011 and $708,317 for the years ended December 31, 2022 and 2021, respectively

(5) Accrued Expenses

Accrued expenses consisted of the following at December 31, 2022 and 2021:

	2022	2021
Interest	$292,339	$-
Professional fees	314,446	71,570
Research and development	-	250,000
CIP- Equipment	-	279,730
Employee bonuses	175,625	-
Other	112,225	-
	$894,635	$601,300

(6) Contingencies

The Company may, from time to time, be subject to legal proceedings and claims arising in the ordinary course of business and otherwise. A substantial legal liability against us could have an adverse effect on our business, financial condition and results of operations.

The Company records legal costs associated with loss contingencies as incurred and establishes reserves when those matters present material loss contingencies that management determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.” If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range. These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately if recovery is considered probable. Management’s judgment is required related to loss contingencies because the outcomes are difficult to predict, and the ultimate resolution may differ from our current analysis. The Company revises accruals in light of new information. While it is not possible to predict the outcome of loss contingencies with certainty, management is of the opinion that adequate provision for potential losses associated with any such matters has been made in the financial statements.

(7) Related Party Notes Payable

On August 10, 2022, the Company received $5,000,000 of debt financing from Werth Family Investment Associates LLC (WFIA). Peter Werth, manager of WFIA, is a member of the Company’s Board of Directors. This promissory note is unsecured with interest accruing at 15% per annum. Outstanding principal and all accrued and unpaid interest are due and payable on August 8, 2025, or 120 days following written demand made by WFIA during the first five business days of a calendar quarter beginning April 1, 2023. The Company may prepay the note, in whole or in part, without premium or penalty; provided, that no amount repaid may be reborrowed. As of December 31, 2022, the entire $5,000,000 was outstanding on the note.

During the year ended December 31, 2022, the Company recognized $292,339 of interest expense relating to this note. This interest expense is included in accrued expenses on the consolidated balance sheet at December 31, 2022.

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

Immediately prior to the Reorganization Merger, the Company had granted and issued 8,500,000 and PIU’s, net of forfeitures. The Company accounted for these awards under FASB ASC Topic 718, Compensation – Stock Compensation, as equity classified awards. No compensation expense was recorded prior to the Reorganization Merger related to the PIU’s as the future achievement of the thresholds and targets (the performance condition) to achieve payout was not deemed probable. This assessment was made based on the Company’s history of operating losses and continued challenges in raising necessary equity capital to fund operations. In connection with the Reorganization Merger, as further described in Note 1, 8.5 million PIU’s were exchanged for 1,158,008 shares of Cingulate common stock. The exchange of PIU’s for common stock created a modification of the terms, character and rights of the PIU’s and achievement of performance was considered probable. This resulted in the Company recognizing a noncash modification charge equal to $12.7 million, which charge was calculated based on the Company’s assessment of the fair value of the shares of Cingulate common stock on the date of the modification. $8.2 million of this charge was recorded to general and administrative expense and $4.5 million was recorded to research and development expense.

The following summarizes the activity of the Company’s Plan:

		Distribution
	Profits Interest	Thresholds
	Units	(stated in millions)
Outstanding at January 1, 2021	8,142,461	$25-$120
Issued	357,539	$160
Forfeited	-
Converted to common shares upon Reorganization Merger	(8,500,000)
Outstanding at December 31, 2021	-

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

(10) Stockholders’ Equity

The Company has authorized 240,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock at December 31, 2022 and 2021 of which 11,309,412 shares of common stock were issued and outstanding. The Company has not issued any shares of preferred stock.

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

No other dividends had been declared as of December 31, 2022.

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

(11) Stock-Based Compensation

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

The maximum number of shares of common stock available for issuance in connection with options and other awards granted under the 2021 Plan is 1,927,810 and as of December 31, 2022, 1,066,791 shares of common stock were available for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1st of each year until the expiration of the 2021 Plan, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, on a fully diluted basis, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

The Company recorded stock-based compensation expense of $800,796 and $43,835 during the years ended December 31, 2022 and 2021, relating to options issued. As of December 31, 2022 and 2021, there was $2,089,509 and $2,637,895 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2021 Plan, which is expected to be recognized over the next one to four years.

A summary of option activity under the Plan during the years ended December 31, 2022 and 2021 was as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2021	-
Grants	523,285	$6.00	9.94 years	-
Exercised	-
Forfeitures or expirations	-
Outstanding at December 31, 2021	523,285
Grants	417,632	$1.72	9.17 years
Exercised	-
Forfeitures or expirations	(79,898)	$3.46
Outstanding at December 31, 2022	861,019	$4.16	9.05 years	-
Vested and expected to vest at December 31, 2022	861,019
Exercisable at December 31, 2022	169,027

The Company’s stock options issued qualify for equity accounting treatment under ASC 718 and are measured at fair value as of their grant date accordingly. The fair value of the options were estimated using a Black-Scholes model. The assumptions that the Company used to estimate the grant-date fair value of stock options granted to employees and directors were as follows, shown on a weighted average basis for the respective years ended:

	2022	2021
Risk-free interest rate	1.889%	0.012%
Expected term (in years)	5.98	6.25
Expected volatility	1.126	1.134
Expected dividend yield	0%	0%

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

The grant-date fair value of options granted during the year ended December 31, 2022 ranged from $0.86 to $1.16 and was $5.13 for options granted during the year ended December 31, 2021.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock. Because there were no stock options with exercise prices lower than the fair value of the Company’s common stock, the aggregate intrinsic value is zero as of December 31, 2022 and 2021.

(12) Common Stock Purchase Warrants

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

The following table summarizes the Company’s outstanding warrants as of December 31, 2022 and 2021:

			Grant Date	Grant Date
	Number of	Exercise	Fair Value	Fair Value
	Warrants	Price	per Warrant	Total
Balance- January 1, 2021
Underwritten public offering	4,791,665	$6.00	$4.77	$22,856,242
Issuance of underwriter warrants	208,333	$7.50	$4.64	966,665
Balance- December 31, 2021	4,999,998			$23,822,907

There were no warrants issued or exercised in 2022.

The Company has accounted for these warrants as equity-classified instruments under ASC Subtopic 815-40, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as they are indexed to the Company’s common stock, and they meet all other conditions for equity classification. The gross proceeds of the IPO transaction was allocated to the common stock and common stock purchase warrants using the relative fair value method shown as follows. Fair value of the warrants was recorded to Additional Paid-in- Capital on the Company’s balance sheet.

		Percent
	Fair	of Total	Amount
	Value	Fair Value	Allocated

Common Stock	$25,000,000	51.2%	$12,800,000
Common Stock Purchase Warrants	23,822,907	48.8%	12,200,000
Total	$48,822,907	100%	$25,000,000

(13) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. No deferred income tax benefit or expense was recorded as of December 31, 2022 or December 31, 2021, for federal or state income taxes.

Income tax expense differed from the expected expense computed by applying U.S. Federal income tax rate for the respective years ended as follows:

	December 31, 2022	December 31, 2021
Federal income tax benefit at statutory rate	$(3,712,008)	$(563,519)
State income tax benefit	(977,496)	(148,393)
Permanent differences	11,935	44,804
Change in valuation allowance	4,733,324	713,701
Other	(55,755)	(46,593)
Total income tax expense	$-	$-

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items. The Company recorded a valuation allowance of its net deferred tax assets totaling $5,580,595 and $847,269, respectively, at December 31, 2022 and 2021, which was recorded as a component of income tax expense on the accompanying consolidated statements of operations and other comprehensive loss.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Companies are not subject to U.S. federal and state income tax examinations by tax authorities for years before 2018.

The Company follows the provisions of FASB ASC 740, Income Taxes, to evaluate uncertain tax positions. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material uncertain tax positions requiring recognition in the consolidated financial statements as of December 31, 2022.

	December 31, 2022	December 31, 2021
Deferred income tax assets:
Current:
Research and development costs	$343,087	$-
Other	59,018	4,050
Non-current:
Net operating losses	3,381,215	1,201,974
Research and development costs	1,762,716	-
Unvested stock options	204,380	11,835
Patents	92,417	90,480
Right-of-use assets	63,563	49,606
Gross deferred income tax assets	5,906,396	1,357,945
Less: valuation allowance	(5,580,595)	(847,269)
Net deferred income tax asset	325,801	510,676

Deferred income tax liabilities:
Current:
Accrual to cash	(11,228)	(105,075)
Non-current
Property and equipment	(314,573)	(405,601)
Gross deferred income tax liabilities	(325,801)	(510,676)

Net deferred tax asset (liability)	$-	$-

(14) Leases

In June, 2019, the Company executed a lease, which included expansion and renovation of previously leased space for the Kansas City office. The term of the lease is for a period of five years and commenced on May 1, 2020, the date of receipt of a Certificate of Occupancy for the expanded and newly renovated space. Under this lease, total rent ranges from $30,453 to $33,145 per month. This lease provided for a lease incentive by the lessor of tenant improvements totaling $201,600.

The Company leases office space for its New Jersey based employees from a related party, as further described in Note 17. The base rent for this lease was $3,000 per month in 2022 and 2021. The lease was entered into in January 2021, for a three-year term.

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

The components of lease cost for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Operating lease cost	$338,787	$338,787
Finance lease cost:
Amortization of right-of-use assets	10,990	409,927
Interest on lease liabilities	2,804	26,504
Total finance lease cost	13,794	436,431
Total lease cost	$352,581	$775,218

Amounts reported in the consolidated balance sheets as of December 31, 2022 and 2021 were as follows:

	2022	2021

Operating Leases:
Operating lease right-of-use assets	$630,618	$858,600

Other current liabilities	339,755	295,595
Operating lease liabilities	488,748	828,503
Total operating lease liabilities	828,503	1,124,098

Finance leases:
Property and equipment	76,928	76,928
Accumulated amortization	(44,988)	(29,602)
Property and equipment, net	31,940	47,326

Current installments of obligations under finance leases	16,053	15,096
Long-term portion of obligations under
finance leases	21,487	37,534
Total finance lease liabilities	$37,540	$52,630

Other information relating to leases as of December 31, 2022 and 2021 was as follows:

	2022	2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$36,000	$433,172
Operating cash flow from finance leases	3,698	26,504
Financing cash flow from finance leases	15,090	436,259
Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	227,981	196,245
Finance leases	10,990	409,927
Weighted average remaining lease term:
Operating leases	25 months	39 months
Finance leases	27 months	39 months
Weighted average discount rate:
Operating leases	11.62%	11.57%
Finance leases	6.12%	6.12%

Maturities of lease liabilities under noncancellable leases as of December 31, 2022 are as follows:

	Operating	Finance
	leases	leases
2023	414,800	17,900
2024	393,005	17,900
2025	132,580	4,475
Thereafter	-	-
Total undiscounted lease payments	940,385	40,275
Less imputed interest	(111,882)	(2,742)
Total lease liabilities	$828,503	$37,533

(15) Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share for the year ended December 31, 2022 and 2021:

	2022	2021
Numerator:
Net loss	$(17,676,232)	$(20,709,991)
Denominator:
Weighted average common shares outstanding	11,309,412	7,413,579
Net loss per share, basic and diluted	$(1.56)	$(2.79)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	2022	2021
Stock options issued under the 2021 Equity Incentive Plan	861,019	523,285
Common stock purchase warrants outstanding	4,999,998	4,999,998
Total	5,861,017	5,523,283

(16) License Agreement

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

The Company accrued the $250,000 milestone for CTx-1301 related to dosing of first patient in a Phase 3 Clinical Trial as of December 31, 2021 as management deemed this milestone to be probable. The Company has not recorded any expense relating to the other milestones for either product as it has not deemed them probable of occurring as of December 31, 2022.

(17) Related Party Transactions

A member of the Company’s Board of Directors, is a Senior Managing Director at Laidlaw & Company (UK) Ltd. Laidlaw & Company (UK) Ltd. acted as co-lead book-running underwriter for the Company’s IPO. The discounts and commissions paid to Laidlaw & Company (UK) Ltd. in connection with the IPO were approximately $500,000 in 2021.

The general counsel of the Company is a partner with a law firm providing office facilities space that is leased by the Company. Rental expense incurred by the Company to the law firm was $36,000 in 2022 and 2021. As of December 31, 2022 and 2021, the Company owed $0 on this lease.

A member of the Company’s Board of Directors, Peter Werth, is the manager of WFIA, the entity which provided $5.0 million in debt financing to the Company in 2022 as described in Note 7. Interest expense of $292,339 was recognized during the year ended December 31, 2022. The full principal balance of $5.0 million and accrued interest of $292,339 was outstanding as of December 31, 2022.

(18) Subsequent Events

Management evaluated events that occurred subsequent to December 31, 2022 through March 10, 2023, which is the date the financial statements were issued.

In January 2023, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright, shares of its common stock for aggregate proceeds of up to $2,650,000 (the “Shares”). The Company will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of Common Stock. As of the date of this filing, the Company has not made any sales pursuant to the ATM Agreement.

On March 7, 2023, the Company entered into a Joint Commercialization Agreement with Indegene, Inc., pursuant to which Indegene will provide commercialization services for CTx-1301 upon the Company’s request. The parties will enter into statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services, and the fees to be paid by the Company.

