Form 10-Q
period 2023-09-30
Cingulate Inc.
filed 2023-11-13
CIK 1862150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2023, 18,740,006 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Cingulate Inc.

Form 10-Q for the Quarter Ended September 30, 2023

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Cingulate Inc.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$1,986,313	$5,356,276
Miscellaneous receivables	5,836	234,432
Prepaid expenses and other current assets	910,286	2,278,944
Total current assets	2,902,435	7,869,652

Property and equipment, net	2,531,330	2,904,787
Operating lease right-of-use assets	436,493	630,618

Total assets	5,870,258	11,405,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,670,436	762,357
Accrued expenses	692,008	894,635
Note payable	3,000,000	5,000,000
Finance lease liability, current	16,805	16,053
Operating lease liability, current	353,183	339,755
Total current liabilities	5,732,432	7,012,800

Long-term liabilities:
Finance lease liability, net of current	8,792	21,487
Operating lease liability, net of current	225,368	488,748
Total long-term liabilities	234,160	510,235
Total liabilities	5,966,592	7,523,035

Stockholders’ Equity
Common Stock, $0.0001 par value; 240,000,000 shares authorized and 17,378,798 and 11,309,412 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,738	1,131
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Additional Paid-in-Capital	85,910,674	73,289,387
Accumulated deficit	(86,008,746)	(69,408,496)
Total stockholders’ equity	(96,334)	3,882,022

Total liabilities and stockholders’ equity	$5,870,258	$11,405,057

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,923,852	$2,123,114	$10,508,395	$7,063,626
General and administrative	1,825,822	1,845,248	5,453,643	5,963,067
Operating loss	(5,749,674)	(3,968,362)	(15,962,038)	(13,026,693)

Interest and other income (expense), net	(229,380)	(58,885)	(638,212)	(44,512)
Loss before income taxes	(5,979,054)	(4,027,247)	(16,600,250)	(13,071,205)
Income tax benefit (expense)	-	-	-	-

Net loss	(5,979,054)	(4,027,247)	(16,600,250)	(13,071,205)
Other comprehensive income (loss):
Change in unrealized loss on short-term investments	-	3,249	-	(166)
Comprehensive loss	$(5,979,054)	$(4,023,998)	$(16,600,250)	$(13,071,371)
Net loss per share of common stock, basic and diluted	$(0.30)	$(0.36)	$(1.16)	$(1.16)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	19,766,654	11,309,412	14,287,942	11,309,412

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Paid-in-Capital	Deficit	Income	Equity

Balance January 1, 2022	11,309,412	1,131	$72,574,510	$(51,732,264)	$165	$20,843,542
Activity for the three months to March 31, 2022:
Unrealized losses on available for sale investments	-	-	-	-	(2,948)	(2,948)
Stock-based compensation expense	-	-	181,518	-	-	181,518
Net loss	-	-	-	(5,003,511)	-	(5,003,511)
Balance March 31, 2022	11,309,412	$1,131	$72,756,028	$(56,735,775)	$(2,783)	$16,018,601
Activity for the three months to June 30, 2022:
Unrealized losses on available for sale investments	-	-	-	-	(466)	(466)
Stock-based compensation expense	-	-	207,186	-	-	207,186
Net loss	-	-	-	(4,040,447)	-	(4,040,447)
Balance June 30, 2022	11,309,412	$1,131	$72,963,214	$(60,776,222)	$(3,249)	$12,184,874
Activity for the three months to September 30, 2022:
Unrealized losses on available for sale investments	-	-	-	-	3,249	3,249
Stock-based compensation expense	-	-	205,656	-	-	205,656
Net loss	-	-	-	(4,027,247)	-	(4,027,247)
Balance September 30, 2022	11,309,412	$1,131	$73,168,870	$(64,803,469)	$-	$8,366,532

Balance January 1, 2023	11,309,412	1,131	$73,289,387	$(69,408,496)	$-	$3,882,022
Activity for the three months to March 31, 2023:
Stock-based compensation expense	-	-	204,479	-	-	204,479
Net loss	-	-	-	(4,004,887)	-	(4,004,887)
Balance March 31, 2023	11,309,412	$1,131	$73,493,866	$(73,413,383)	$-	$81,614
Activity for the three months to June 30, 2023:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	747,376	75	218,723			218,798
Stock-based compensation expense	-	-	217,376	-	-	217,376
Net loss	-	-	-	(6,616,309)	-	(6,616,309)
Balance June 30, 2023	12,056,788	$1,206	$73,929,965	$(80,029,692)	$-	$(6,098,521)
Activity for the three months to September 30, 2023:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	1,778,855	178	$1,621,761			1,621,939
Issuance of common stock in connection with private placement with WFIA	1,823,155	182	$999,818			1,000,000
Issuance of common stock and pre-funded warrants sold for cash in public offering, net of fees	1,720,000	172	3,310,379			3,310,551
Issuance of pre-funded warrants in connection with the conversion of related party note payable	-	-	3,949,765			3,949,765
Capital contribution in connection with conversion of related party note payable			1,862,735			1,862,735
Stock-based compensation expense	-	-	236,251	-	-	236,251
Net loss	-	-	-	(5,979,054)	-	(5,979,054)
Balance September 30, 2023	17,378,798	$1,738	$85,910,674	$(86,008,746)	$-	$(96,334)

See notes to consolidated financial statements

Cingulate Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(16,600,250)	$(13,071,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	410,593	304,287
Stock-based compensation	658,106	594,360
Changes in operating assets and liabilities:
Miscellaneous receivables	228,596	642,899
Prepaid expenses and other current assets	1,368,658	(293,140)
Operating lease right-of-use assets	194,125	167,828
Trade accounts payable and accrued expenses	1,517,952	197,462
Other current liabilities	13,428	31,147
Operating lease liabilities	(263,380)	(249,952)
Net cash used in operating activities	(12,472,172)	(11,676,314)

Investing activities:
Purchase of property and equipment	(37,136)	(10,400)
Proceeds from sale of short-term investments	-	933
Other	-	(165)
Net cash used in investing activities	(37,136)	(9,632)

Financing Activities:
Proceeds from issuance of common stock and pre-funded common stock purchase warrants, net of fees	6,151,288	-
Proceeds from note payable	3,000,000	5,000,000
Principal payments on finance lease obligations	(11,943)	(11,229)
Net cash provided by financing activities	9,139,345	4,988,771

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(3,369,963)	(6,697,175)
Cash and cash equivalents at beginning of year	5,356,276	16,492,745
Cash and cash equivalents at end of period	$1,986,313	$9,795,570

Cash payments:
Interest paid	$10,266	$10,291

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

The consolidated financial statements and notes for the periods ended September 30, 2023 and 2022, represent the full consolidation of Cingulate and its subsidiaries, including CTx and all references to the Company represent this full consolidation.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As a pre-revenue entity, the Company is dependent on the ability to raise capital to support operations until such time as the product candidates under development are U.S Food and Drug Administration (FDA) approved, manufactured, commercially available to the marketplace and produce revenues. The initial public offering, which was completed in December 2021, provided approximately $20.4 million in net proceeds. In addition, the Company received proceeds of $5.0 million from a promissory note in August 2022 and an additional $3.0 million when the promissory note was amended and restated in May 2023, a portion of which was subsequently converted to equity, as further described in Note 7. The Company has utilized its At-the-Market Agreement with H.C. Wainwright and Purchase Agreement with Lincoln Park Capital LLC in 2023, providing a total of approximately $2.1 million in net proceeds through September 30, 2023. Additional capital raised in the third quarter of 2023 included the issuance and sale of common stock and pre-funded common stock warrants in connection with a public offering, which provided approximately $3.3 million in net proceeds and the issuance and sale of common stock in connection with a $1 million private placement, as further described in Note 9. However, the Company will need additional funding for operations and development. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources, including potential collaborations with other companies or other strategic transactions. Successful implementation of these plans involves both the Company’s efforts and factors that are outside its control, such as market factors and FDA approval of product candidates. The Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

(2) Summary of Significant Accounting Policies

  (a) Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The consolidated financial statements include the accounts of Cingulate and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

  (b) Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2023, the consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 30, 2023 and 2022, the consolidated statements of stockholders’ equity for the three and nine-month periods ended September 30, 2023 and 2022, the consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related interim disclosures are unaudited. These unaudited consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2022.

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

  (d) Miscellaneous Receivables

Miscellaneous receivables as of December 31, 2022, primarily consisted of employee retention tax credits for payroll costs incurred in 2020 and research and development tax credits. The Company analogized to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, in accounting for these receivables. As of December 31, 2022, the Company determined that there was no allowance necessary relating to these receivables. As of September 30, 2023, all employee retention tax credits and research and development tax credits had been collected.

  (e) Impairment of Long-lived Assets

The Company assesses the carrying value of its long-lived assets, including property and equipment, as well as lease right of use (ROU) assets, when events or circumstances indicate that the carrying value of such assets may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset groups. No impairment was recognized during the three or nine-month periods ended September 30, 2023 or 2022.

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

(3) Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Research and development	$413,431	$1,377,391
Insurance	339,676	472,152
Active pharmaceutical ingredients	77,422	209,156
Deferred capital raise costs	-	100,339
Professional fees	20,775	61,524
Dues and subscriptions	38,284	37,684
Other	20,698	20,698
	$910,286	$2,278,944

(4) Property and Equipment

Property and equipment, net consisted of the following at September 30, 2023 and December 31, 2022:

	Estimated
	Useful Life	September 30,	December 31,
	(in years)	2023	2022
Equipment	2-7	$4,342,832	$2,565,997
Furniture and fixtures	7	145,754	145,754
Computer equipment	5	41,898	41,898
Leasehold improvements	5	471,505	471,505
Construction-in-process- equipment	-	-	1,739,699
		5,001,989	4,964,853
Less: accumulated depreciation		(2,470,659)	(2,060,066)
		$2,531,330	$2,904,787

Depreciation expense for the nine months ended September 30, 2023 was $410,593 and for the nine months ended September 30, 2022 was $304,287. Depreciation expense for the three months ended September 30, 2023 was $154,663 and for the three months ended September 30, 2022 was $101,429.

(5) Accrued Expenses

Accrued expenses consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Interest	$157,339	$292,339
Research and development	253,524	-
Professional fees	15,000	314,446
Employee bonuses	175,625	175,625
Active pharmaceutical ingredients	62,393	-
Other	28,127	112,225
	$692,008	$894,635

(6) Contingencies

The Company may, from time to time, be subject to legal proceedings and claims arising in the ordinary course of business and otherwise. A substantial legal liability against us could have an adverse effect on our business, financial condition and results of operations.

The Company records legal costs associated with loss contingencies as incurred and establishes reserves when those matters present material loss contingencies that management determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range. These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately if recovery is considered probable. Management’s judgment is required related to loss contingencies because the outcomes are difficult to predict, and the ultimate resolution may differ from our current analysis. The Company revises accruals in light of new information. While it is not possible to predict the outcome of loss contingencies with certainty, management is of the opinion that adequate provision for potential losses associated with any such matters has been made in the consolidated financial statements.

(7) Related Party Note Payable

In August 2022, the Company received $5.0 million of debt financing from Werth Family Investment Associates LLC (WFIA). Peter Werth, manager of WFIA, is a member of the Company’s Board of Directors. The promissory note, dated August 9, 2023, is unsecured with interest accruing at 15% per annum. In May 2023, the Company received an additional $3.0 million of debt financing from WFIA by amending and restating the note to increase the principal amount to $8.0 million. All other terms of the note remained the same.

On September 8, 2023, the Company and CTx entered into a Note Conversion Agreement (Note Conversion Agreement) with WFIA, pursuant to which WFIA agreed to convert the original principal amount of $5.0 million under the note plus all accrued interest on the original principal, or $5,812,500, by issuing pre-funded warrants (WFIA Pre-Funded Warrants) to purchase 6,838,235 shares of the Company’s common stock at a conversion price per WFIA Pre-Funded Warrant of $0.85. The closing price of the Company’s common stock on Nasdaq on September 8, 2023, was $0.5776 per share. The WFIA Pre-Funded Warrants have no expiration date and are exercisable immediately at an exercise price of $0.0001 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), no more than 19.99% of the outstanding shares of common stock of the Company.

The Company considered ASC 470-60, Troubled Debt Restructurings by Debtors, in accounting for this debt conversion. The difference between the fair value of the pre-funded warrants issued and the carrying value of the debt settled in the transaction was recognized as a capital contribution of $1,862,735 in the Statement of Stockholders’ Equity.

The remaining outstanding principal of the note of $3.0 million and all accrued and unpaid interest are due and payable on August 8, 2025, or 120 days following written demand made by WFIA during the first five business days of a calendar quarter. WFIA has not demanded payment on the note. The Company may prepay the note, in whole or in part, without premium or penalty; provided, that no amount repaid may be reborrowed.

As of September 30, 2023 and December 31, 2022, $3.0 million and $5.0 million, respectively, of principal were outstanding on the note.

During the three months ended September 30, 2023, the Company recognized $237,500 of interest expense relating to the note. During the nine months ended September 30, 2023, the Company recognized $677,500 of interest expense relating to the note. All interest expense relating to the note is included in accrued expenses on the consolidated balance sheet.

(8) Stockholders’ Equity

The Company has authorized 240,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock at September 30, 2023, and December 31, 2022, of which 17,378,798 and 11,309,412 shares of common stock were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. The Company has not issued any shares of preferred stock.

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

(9) Sale of Securities

Private Placement

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

Public Offering

On September 11, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor (September 2023 Offering) pursuant to which the Company issued 1,720,000 shares of its common stock at a combined price of $0.5776 per share and accompanying Series A and Series B warrants and pre-funded warrants (Pre-Funded Warrants) to purchase up to an aggregate of 5,205,208 shares of its common stock at a combined purchase price of $0.5775 per Pre-Funded Warrant, and accompanying Series A and Series B warrants, which represents the public offering price for the common stock less the $0.0001 per share exercise price per share for each Pre-Funded Warrant. The September 2023 Offering closed on September 13, 2023. The Pre-Funded Warrants are exercisable at any time after the date of issuance and have no expiration date. The holder of Pre-Funded Warrants may not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The September 2023 Offering resulted in gross proceeds to the Company of $3,999,480 before deducting $688,929 of placement agent fees and other offering expenses. See Note 10 for a description of Series A and Series B warrants issued in the September 2023 Offering.

Conversion of Related Party Note

On September 8, 2023, the Company issued WFIA Pre-Funded Warrants to purchase 6,838,235 shares of the Company’s common stock as part of the Note Conversion Agreement, as described in Note 7. The WFIA Pre-Funded Warrants have no expiration date and are exercisable immediately at an exercise price of $0.0001 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 19.99% of the outstanding shares of common stock of the Company.

Purchase Agreement with Lincoln Park

In April 2023, the Company entered into a purchase agreement (LP Purchase Agreement) and a registration rights agreement (Registration Rights Agreement) with Lincoln Park Capital Fund, LLC (Lincoln Park). Pursuant to the terms of the LP Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $12 million of the Company’s common stock subject to certain limitations and satisfaction of the conditions set forth in the LP Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act 4.5 million shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement.

Pursuant to the terms of the LP Purchase Agreement, at the time the Company signed the LP Purchase Agreement and the Registration Rights Agreement, the Company issued 368,023 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock under the LP Purchase Agreement. The commitment shares were valued at $400,409 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the LP Purchase Agreement.

During the quarter ended September 30, 2023, the Company sold 240,000 shares of common stock under the LP Purchase Agreement, for net proceeds of $196,167. During the nine months ended September 30, 2023, the Company sold 510,000 shares of common stock under the LP Purchase Agreement, for net proceeds of $450,427.

At the Market Offering

In January 2023, the Company entered into an At The Market Offering Agreement (ATM Agreement) with H.C. Wainwright & Co., LLC (HCW) pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $4.97 million in at-the-market offerings sales. HCW will act as sales agent and will be paid a 3% commission on each sale under the ATM Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the quarter ended September 30, 2023, the Company sold 1,538,855 shares of common stock under the ATM Agreement, for net proceeds of $1,595,429. During the nine months ended September 30, 2023, the Company sold 1,648,208 shares of common stock under the ATM agreement, for net proceeds of $1,696,407.

(10) Common Stock Purchase Warrants

In addition to the 6,925,208 shares of common stock and Pre-Funded Warrants issued in the September 2023 Offering, the Company issued Series A warrants to purchase up to 6,925,208 shares of common stock and Series B warrants to purchase up to 3,462,604 shares of common stock. The Series A and Series B warrants have an exercise price of $0.5776 per share and are exercisable on the effective date of stockholder approval of the shares issuable pursuant to the warrants. The Series A warrants have a five-year term and the Series B warrants have a two-year term from the initial exercise date.

The Company evaluated the Pre-Funded Warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and determined that equity treatment was appropriate. The Company valued the Pre-Funded Warrants to purchase 5,205,208 shares of common stock based on their issuance date fair value of $3,006,008. As of September 30, 2023, none of the Pre-Funded Warrants had been exercised.

In connection with the September 2023 Offering, the Company issued placement agent warrants to purchase up to 346,260 shares of common stock. The placement agent warrants have an exercise price of $0.722 per share. These warrants have a five-year term ending September 11, 2028.

The Series A, Series B and placement agent warrants issued in the September 2023 Offering were valued using a Black-Scholes model with a risk-free rate of 4.5%-5.3%, the respective terms of five and two years, and a volatility of 1.29-1.32. The estimated volatility of the Company’s common stock at the date of measurement is based on an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company does not have sufficient trading history for its common stock. The risk-free rate is based on the expected term of the warrants based on the constant maturity of U.S. Treasury securities with similar maturities as of the date of grant. The expected term has been estimated using the contractual term of the warrants.

The following table summarizes the Company’s outstanding common stock purchase warrants as of September 30, 2023:

			Issuance Date	Issuance Date
	Number of	Exercise	Fair Value	Fair Value
	Warrants	Price	per Warrant	Total
December 2021 Initial Public Offering	4,791,665	$6.00	$4.77	$22,856,242
December 2021 Underwriter Warrants	208,333	$7.50	$4.64	966,665
September 2023 WFIA Pre-funded Warrants	6,838,235	$0.0001	$0.85	5,812,500
September 2023 Public Offering Pre-funded Warrants	5,205,208	$0.0001	$0.5775	3,006,008
September 2023 Public Offering Series A Warrants	6,925,208	$0.58	$0.540	3,739,612
September 2023 Public Offering Series B Warrants	3,462,604	$0.58	$0.420	1,454,294
September 2023 Placement Agent Warrants	346,260	$0.72	$0.530	183,518
Balance- September 30, 2023	27,777,513			$38,018,839

The Company has accounted for these warrants as equity-classified instruments under ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as they are indexed to the Company’s common stock, and they meet all other conditions as defined in ASU 2020-06 for equity classification. The gross proceeds of the September 2023 public offering was allocated to the common stock/pre-funded warrants and common stock purchase warrants using the relative fair value method shown as follows. Fair value of the warrants was recorded to Additional Paid-in-Capital on the Company’s balance sheet.

		Percent
	Fair	of Total	Amount
	Value	Fair Value	Allocated

Common Stock and Pre-Funded Warrants	$3,999,480	42.7%	$1,707,778
Series A, B and Placement Agent Warrants	5,377,424	57.3%	2,291,702
Total	$9,376,904	100%	$3,999,480

(11) Stock-Based Compensation

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Equity Incentive Plan (2021 Plan), which provides for the grant of incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. No awards may be made under the 2021 Plan on or after September 24, 2031, but the 2021 Plan will continue thereafter while previously granted awards remain outstanding.

The maximum number of shares of common stock available for issuance in connection with options and other awards granted under the 2021 Plan is 2,786,310 and as of September 30, 2023, 1,333,565 shares of common stock were available for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1st of each year until the expiration of the 2021 Plan, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, on a fully diluted basis, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

The Company recorded stock-based compensation expense of $658,105 during the nine months ended September 30, 2023 and $594,363 during the nine months ended September 30, 2022. The Company recorded stock-based compensation expense of $236,251 during the three months ended September 30, 2023 and $205,656 during the three months ended September 30, 2022, all relating to options issued during 2021, 2022 and 2023. As of September 30, 2023 and December 31, 2022, there was $2,133,614 and $2,637,895, respectively, of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2021 Plan, which is expected to be recognized over the next one to four years.

A summary of option activity under the Plan during the three and nine months ended September 30, 2023 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding at January 1, 2023	861,019
Granted	384,500	$1.75	9.92
Exercised	-
Forfeitures or expirations	(5,615)
Outstanding at March 31, 2023	1,239,904	$3.16	9.01
Granted	127,758	$0.96	9.98
Exercised	-
Forfeitures or expirations	(17,983)
Outstanding at June 30, 2023	1,349,679	$3.16	9.01
Granted	104,066	$0.61	9.89
Exercised	-
Forfeitures or expirations	(1,000)
Outstanding at September 30, 2023	1,452,745	$2.99	8.84	$10,607

Vested and expected to vest at September 30, 2023	1,452,745

Exercisable at September 30, 2023	336,310

The Company’s stock options issued qualify for equity accounting treatment under ASC 718, Compensation- Stock Compensation, and are measured at fair value as of their grant date accordingly. The fair value of the options were estimated using a Black-Scholes model. The assumptions that the Company used to estimate the grant-date fair value of stock options granted to employees during the nine-month period ending September 30, 2023, were as follows, shown on a weighted average basis:

Risk-free interest rate	4.073%
Expected term (in years)	5.9
Expected volatility	1.27
Expected dividend yield	0%

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

The grant-date fair value of options granted during the three months ended September 30, 2023, ranged from $0.51 to $0.64, and the grant date fair value of the options granted during the nine months ended September 30, 2023, ranged from ranged from $0.51 to $1.53

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock. The fair value per share of common stock was $0.71 as of September 30, 2023, and $1.00 as of December 31, 2022, based upon the closing price of our common stock on the Nasdaq Capital Market on those dates.

(12) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. No deferred income tax benefit or expense was recorded for the three-month periods ended September 30, 2023, and 2022 or the nine-month periods ended September 30, 2023 and 2022, for federal or state income taxes.

Income tax expense differed from the expected expense computed by applying the U.S. Federal income tax rate as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Federal income tax benefit at statutory rate	$(1,255,601)	$(845,722)	$(3,486,052)	$(2,733,779)
State income tax benefit	(330,642)	(222,707)	(917,994)	(719,896)
Permanent differences	6,154	3,157	14,457	11,920
Change in valuation allowance	2,218,188	1,132,895	5,089,875	3,572,189
Prior period adjustment to actual	(620,630)	-	(620,630)	-
Other	(17,469)	(67,623)	(79,656)	(130,434)
Total income tax expense	$-	$-	$-	$-

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items. The Company recorded a valuation allowance of its net deferred tax assets totaling $10,988,821 as of September 30, 2023, and $5,580,595 at December 31, 2022, which was recorded as a component of income tax expense on the accompanying consolidated statements of operations and other comprehensive loss.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is not subject to U.S. federal and state income tax examinations by tax authorities for years before 2018.

The Company follows the provisions of FASB ASC 740, Income Taxes, to evaluate uncertain tax positions. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material uncertain tax positions requiring recognition in the consolidated financial statements as of September 30, 2023 or December 31, 2022.

	September 30, 2023	December 31, 2022
Deferred income tax assets:
Current:
Research and development costs	$723,577	$343,087
Other	59,126	59,018
Non-current:
Net operating losses	5,862,906	3,381,215
Research and development costs	3,645,038	1,762,716
Research and development tax credit	756,122	-
Unvested stock options	405,739	204,380
Patents	99,118	92,417
Right-of-use assets	45,265	63,563
Gross deferred income tax assets	11,596,891	5,906,396
Less: valuation allowance	(10,988,821)	(5,580,595)
Net deferred income tax asset	608,070	325,801

Deferred income tax liabilities:
Current:
Accrual to cash	-	(11,228)
Non-current
Property and equipment	(608,070)	(314,573)
Gross deferred income tax liabilities	(608,070)	(325,801)

Net deferred tax asset (liability)	$-	$-

(13) Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares and pre-funded warrants outstanding during the period. The pre-funded warrants are included in the calculation of the weighted-average number of shares outstanding because their exercise requires only nominal consideration for the delivery of shares. The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Numerator:
Net loss	$(5,979,054)	$(4,027,247)	$(16,600,250)	$(13,071,205)
Denominator:
Weighted average shares outstanding	19,766,654	11,309,412	14,287,942	11,309,412
Net loss per share, basic and diluted	$(0.30)	$(0.36)	$(1.16)	$(1.16)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows for the three and nine-month periods ended September 30, 2023 and September 30, 2022:

	September 30, 2023	September 30, 2022
Stock options issued under the 2021 Equity Incentive Plan	1,452,745	883,801
Common stock purchase warrants outstanding	15,734,070	4,999,998
Total	17,186,815	5,883,799

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

As of December 31, 2022, the $250,000 milestone for CTx-1301 relating to the dosing of first patient in a Phase 3 Clinical Trial was accrued as management deemed the milestone probable of occurring. In early 2023, the Company paid this amount as the first patient in a CTx-1301 Phase 3 Clinical Trial was dosed. The Company has not recorded any expense relating to the other milestones for any other product as it has not deemed them probable of occurring as of September 30, 2023.

(15) Related Party Transactions

The general counsel of the Company is a partner with a law firm providing office facilities space that is leased by the Company. Rental expense incurred by the Company to the law firm was $27,000 for both the nine months ended September 30, 2023 and 2022 and $9,000 for both the three months ended September 30, 2023 and 2022, which approximates fair value. As of September 30, 2023 and December 31, 2022, the Company had no outstanding amounts payable under this lease.

A member of the Company’s Board of Directors, Peter Werth, is the manager of WFIA, the entity which provided $8.0 million in debt financing to the Company, $5.0 million of which was converted to equity in September 2023, as described in Note 7. The remaining principal balance of $3.0 million was outstanding as of September 30, 2023 and the initial principal balance of $5.0 million was outstanding as of December 31, 2022. Interest expense of $237,500 and $104,838 was recognized during the three months ended September 30, 2023 and September 30, 2022, respectively. Interest expense of $677,500 and $104,838 was recognized during the nine months ended September 30, 2023 and September 30, 2022, respectively. $157,339 and $292,339 of accrued interest relating to this note was outstanding as of September 30, 2023 and December 31, 2022.

On August 11, 2023, the Company entered into a Securities Purchase Agreement with WFIA and issued, in a private placement priced at the market under Nasdaq rules, 1,823,155 shares of its common stock at a purchase price per share of $0.5485, resulting in gross proceeds to the Company of approximately $1.0 million.

(16) Subsequent Events

Management evaluated events that occurred subsequent to September 30, 2023, through November 13, 2023, which is the date the interim financial statements were issued.

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

Since inception in 2012, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations through public and private capital raised. Cumulative capital raised from these sources, including debt financing, was approximately $79.0 million as of September 30, 2023.

We have incurred significant losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $6.0 million and $4.0 million for the three-month periods ended September 30, 2023 and 2022, respectively, and $16.6 million and $13.1 million for the nine-month periods ended September 30, 2023 and 2022, respectively. See “Results of Operations” below for an explanation of the fluctuations in our net losses. As of September 30, 2023, we had an accumulated deficit of $86.0 million.

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

Clinical, Manufacturing and Business Update

CTx-1301: We have designed our clinical program for CTx-1301 (dexmethylphenidate), our lead investigational product candidate for the treatment of ADHD, based on U.S. Food and Drug Administration (FDA) feedback regarding our CTx-1301 initial Pediatric Study Plan (iPSP), and longstanding guidance on the streamlined approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. We continue to be in discussions with the FDA regarding our obligations under the Pediatric Research Equity Act (PREA) regarding the data required to assess the safety and efficacy of CTx-1301, and the outcome of these discussions could result in changes to the timing, structure and cost of our clinical study plan.

The pivotal Phase 3 fixed-dose pediatric and adolescent safety and efficacy study commenced in late July 2023 and a Phase 3 pediatric dose-optimization onset and duration study commenced in early August 2023, with results expected in the first half of 2024.

We completed a Phase 3 adult dose-optimization study in June 2023, which assessed efficacy and safety, along with onset and duration of CTx-1301 in 21 adults (age range: 18-55 years old) with ADHD in an adult laboratory classroom setting. Top-line results for the Phase 3 adult study were included in our Quarterly Report on Form 10-Q for the period ended June 30, 2023 and detailed trial results were presented on September 8, 2023 at the 36th Annual Psych Congress in Nashville, Tennessee and included in our Current Report on Form 8-K filed with the SEC on September 11, 2023.

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

CTx-2103: We have embarked on a program to develop CTx-2103 (buspirone) for the treatment of anxiety, which is one of the most common mental health concern in the U.S. We completed a formulation study in which the pharmacokinetics were evaluated for this trimodal tablet providing three precisely timed doses of buspirone versus one immediate release dose. In addition, scintigraphic imaging visualized transit of the tablets through the gastrointestinal tract to confirm both the site and onset of release, which will then be correlated with pharmacokinetic data to establish the full release profile of the CTx-2103 formulation. Based on the pharmacokinetic profile seen in the data, CTx-2103 achieved a triple release of buspirone. These results provided the critical information required to allow us to request a Pre-IND meeting with the FDA to discuss the design of our clinical and regulatory program for CTx-2103. Based on feedback from the FDA, we will work towards an IND filing in the first half of 2024.

CTx-1302: We plan to initiate a Phase 1/2 bioavailability study in ADHD patients for CTx-1302 (dextroamphetamine), our second investigational asset for the treatment of ADHD, in the second half of 2024 and, if the results from this study are successful, subsequently initiate pivotal Phase 3 clinical trials in all patient segments in 2025.

PTRTM Platform: We continue to evaluate opportunities to out-license our PTR platform and to license our product candidates outside of the U.S. In addition, we are evaluating opportunities to expand our relationship with BDD Pharma Limited.

Securities Issuances

ATM Agreement

We entered into an At The Market Offering Agreement (ATM Agreement) with H.C. Wainwright & Co., LLC (HCW), as sales agent, in January 2023 as amended in May 2023, pursuant to which we may offer and sell, from time to time through HCW, shares of our common stock for aggregate proceeds of up to $4.97 million (upon the terms and subject to the conditions and limitations set forth in the ATM Agreement). During the three months ended September 30, 2023, we sold 1,538,855 shares of common stock pursuant to the ATM Agreement, for net proceeds of $1,595,429 after deducting $49,502 of compensation to HCW and other administration fees. During the nine months ended September 30, 2023, we sold 1,648,208 shares of common stock pursuant to the ATM Agreement, for net proceeds of $1,696,407 after deducting $59,898 of compensation to HCW and other administration fees. Subsequent to September 30, 2023, we did not sell any shares of common stock pursuant to the ATM Agreement.

Equity Line of Credit

In April 2023, we entered into a purchase agreement (Lincoln Park Agreement) with Lincoln Park Capital Fund LLC (Lincoln Park). Pursuant to the Lincoln Park Agreement, Lincoln Park has agreed to purchase from us up to an aggregate of $12.0 million of common stock (upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Agreement) from time to time and at our sole discretion over the 36-month term of the Lincoln Park Agreement. During the three months ended September 30, 2023, we sold 240,000 shares of common stock pursuant to the Lincoln Park Agreement, for net proceeds of $196,167. During the nine months ended September 30, 2023, we sold 510,000 shares of common stock pursuant to the Lincoln Park Agreement, for net proceeds of $450,427. Subsequent to September 30, 2023, we did not sell any shares of common stock pursuant to the Lincoln Park Agreement.

Private Placement

On August 11, 2023, we entered into a Securities Purchase Agreement with Werth Family Investment Associates LLC (WFIA) and issued, in a private placement priced at the market under Nasdaq rules, 1,823,155 shares of our common stock at a purchase price per share of $0.5485, resulting in gross proceeds to us of approximately $1.0 million (WFIA Private Placement).

Debt Conversion

In August 2022, Cingulate Therapeutics LLC (CTx), a wholly-owned subsidiary of Cingulate Inc. issued a Promissory Note (Original Note) to WFIA with a principal amount of $5.0 million (Original Principal Amount), and in May 2023, CTx issued an Amended and Restated Promissory Note (WFIA Note) increasing the principal amount under the Original Note by $3.0 million to $8.0 million (2023 WFIA Debt Financing).

On September 8, 2023, Cingulate Inc. and CTx entered into a Note Conversion Agreement (Note Conversion Agreement) with WFIA, pursuant to which WFIA agreed to convert the Original Principal Amount under the WFIA Note plus all accrued interest thereon, or $5,812,500, into pre-funded warrants (WFIA Pre-Funded Warrants) to purchase 6,838,235 shares of our common stock at a conversion price per WFIA Pre-Funded Warrant of $0.85. The closing price of our common stock on Nasdaq on September 8, 2023 was $0.5776 per share. The WFIA Pre-Funded Warrants have no expiration date and are exercisable immediately at an exercise price of $0.0001 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), no more than 19.99% of the outstanding shares of our common stock.

The WFIA Note is unsecured with interest accruing at 15% per annum. Outstanding principal and all accrued and unpaid interest is due and payable on August 8, 2025 unless accelerated due to an event of default. WFIA has the right during the first five business days of each calendar quarter to demand payment of all outstanding principal and interest 120 days following notice to us. To date, we have not received a demand notice from WFIA. We may prepay the WFIA Note, in whole or in part, without premium or penalty; provided, that no amount repaid may be reborrowed. As of September 30, 2023, there was $3.0 million of principal and accrued interest on the WFIA Note was $0.2 million. See “Liquidity and Capital Resources” below.

Public Offering

On September 11, 2023, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we issued 1,720,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 5,205,208 shares of our common stock, Series A warrants to purchase up to 6,925,208 shares of our common stock and Series B warrants to purchase up to 3,462,604 shares of our common stock (September 2023 Offering). The September 2023 Offering closed on September 13, 2023. The combined purchase price per share of common stock and accompanying Series A and Series B warrants was $0.5776 The combined purchase price per pre-funded warrant and accompanying Series A and Series B warrants was $0.5775, which represents the public offering price per share of common stock and accompanying warrants less the $0.0001 per share exercise price for each pre-funded warrant. The pre-funded warrants are exercisable at any time after the date of issuance and have no expiration date. The holder of pre-funded warrants may not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Series A warrants have an exercise price of $0.5776 per share, are exercisable beginning on November 3, 2023, the effective date of stockholder approval of the issuance of the shares issuable upon exercise of the warrants, and will expire five years after the initial exercise date, and the Series B warrants have an exercise price of $0.5776 per share, are exercisable beginning on November 3, 2023, the effective date of stockholder approval of the issuance of the shares issuable upon exercise of the warrants and will expire two years after the initial exercise date. We received gross proceeds of approximately $4.0 million, before deducing the placement agent’s fees and other offering expenses, pursuant to the September 2023 Offering.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and September 30, 2022:

The following table summarizes our results of operations for the three months ended September 30, 2023 and September 30, 2022:

	Three Months ended			%
	September 30,		Increase	Increase
(in thousands)	2023	2022	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$3,924	$2,123	$1,801	84.8%
General and administrative	1,826	1,845	(19)	-1.0%
Loss from operations	(5,750)	(3,968)	1,782	(44.9%)
Interest and other income (expense), net	(229)	(59)	(170)	NM
Net Loss	$(5,979)	$(4,027)	$1,612	(40.0%)

Research and development expenses

The following table summarizes our research and development (R&D) expenses for the three months ended September 30, 2023 and September 30, 2022:

	Three Months ended			%
	September 30,		Increase	Increase
(in thousands)	2023	2022	(Decrease)	(Decrease)
Clinical operations	$2,346	$581	$1,765	303.8%
Drug manufacturing and formulation	817	673	144	21.4%
Personnel expenses	644	860	(216)	(25.1%)
Regulatory costs	117	9	108	NM
Total research and development expenses	$3,924	$2,123	$1,801	84.8%

R&D expenses were $3.9 million for the three months ended September 30, 2023, an increase of $1.8 million, or 84.8%, from the three months ended September 30, 2022. This change was primarily the result of increased clinical activity as compared to the same period in 2022. During the third quarter of 2023, we initiated two Phase 3 studies for CTx-1301, the pediatric dose optimization onset and duration study and the fixed dose pediatric and adolescent safety and efficacy study. In addition, the Phase 3 adult dose-optimization study for CTx-1301 was completed in June 2023.

General and administrative expenses

The following table summarizes our general and administrative (G&A) expenses for the three months ended September 30, 2023 and September 30, 2022:

General and Administrative expenses
	Three Months ended			%
	September 30,		Increase	Increase
(in thousands)	2023	2022	(Decrease)	(Decrease)
Personnel expenses	$672	$595	$77	12.9%
Legal and professional fees	511	373	138	37.0%
Occupancy	144	109	35	32.1%
Insurance	398	669	(271)	(40.5%)
Other	101	99	2	(2.0%)
Total general and administrative expenses	$1,826	$1,845	$(19)	(1.0%)

Total G&A expenses for the three months ended September 30, 2023 were flat compared to the three months ended September 30, 2022, primarily the result of a decrease in insurance costs, which was related to a decline in the annual directors’ and officers’ insurance policy premium that was renewed in December of 2022, offset by an increase in legal fees relating to capital raise activities during the third quarter of 2023.

Interest and other income (expense), net

The following table summarizes interest and other income (expense), net for the three months ended September 30, 2023 and September 30, 2022:

Interest and other income (expense):
	Three Months ended			%
	September 30,		Increase	Increase
(in thousands)	2023	2022	(Decrease)	(Decrease)
Interest and other income (expense), net	$(229)	$(59)	$(171)	(289.8%)

Total interest and other income (expense), net in the three months ended September 30, 2023 primarily related to interest on the $8.0 million of principal under the WFIA Note, of which $5.0 million of principal was converted to equity in early September 2023.

Total interest and other income (expense), net in the three months ended September 30, 2022 primarily related to interest on the initial $5.0 million of principal under the WFIA Note, dated August 2022, offset by interest earned during the period.

Comparison of the nine months ended September 30, 2023 and September 30, 2022:

The following table summarizes our results of operations for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months ended			%
	September 30,		Increase	Increase
(in thousands)	2023	2022	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$10,508	$7,064	$3,444	48.8%
General and administrative	5,454	5,963	(509)	(8.5%)
Loss from operations	(15,962)	(13,027)	2,935	(22.5%)
Interest and other income (expense), net	(638)	(44)	594	NM
Net Loss	$(16,600)	$(13,071)	$3,529	(27.0%)

Research and development expenses

The following table summarizes our R&D expenses for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months ended			%
	September 30,		Increase	Increase
(in thousands)	2023	2022	(Decrease)	(Decrease)
Clinical operations	$5,071	$2,082	$2,989	143.6%
Drug manufacturing and formulation	3,254	2,827	427	15.1%
Personnel expenses	1,902	2,097	(195)	(9.3%)
Regulatory costs	281	58	223	384.5%
Total research and development expenses	$10,508	$7,064	$3,444	48.8%

R&D expenses were $10.5 million for the nine months ended September 30, 2023, an increase of $3.4 million, or 48.8%, from the nine months ended September 30, 2022. The increase was primarily the result of a significant increase in clinical activity as compared to the same period in 2022. We initiated the Phase 3 adult dose-optimization study for CTx-1301 in late 2022 and completed it in June 2023. Additionally, we incurred expenses in connection with the pivotal Phase 3 fixed-dose pediatric and adolescent safety and efficacy study and the Phase 3 pediatric dose-optimization onset and duration study, both for CTx-1301, which were initiated during the third quarter of 2023. Manufacturing activity also increased in 2023, as we completed the manufacturing of clinical supply for the CTx-1301 Phase 3 studies.

General and administrative expenses

The following table summarizes our general and administrative (G&A) expenses for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months ended			%
	September 30,		Increase	Increase
(in thousands)	2023	2022	(Decrease)	(Decrease)
Personnel expenses	$2,023	$1,803	$220	12.2%
Legal and professional fees	1,495	1,422	73	5.1%
Occupancy	396	353	43	12.2%
Insurance	1,173	2,013	(840)	(41.7%)
Other	367	372	(5)	(1.3%)
Total general and administrative expenses	$5,454	$5,963	$(509)	(8.5%)

Total G&A expenses were $5.4 million for the nine months ended September 30, 2023, a decrease of $0.5 million, or 8.5%, from the nine months ended September 30, 2022. This change was primarily the result of a decrease in insurance costs of $0.8 million related to a decline in the annual directors’ and officers’ insurance policy premium that was renewed in December of 2022, offset by an increase in personnel expenses resulting from the addition of clinical personnel and annual compensation increases.

Interest and other income (expense), net

The following table summarizes interest and other income (expense), net for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months ended			%
	September 30,		Increase	Increase
(in thousands)	2023	2022	(Decrease)	(Decrease)
Interest and other income (expense), net	$(638)	$(44)	$(594)	NM

Total interest and other income (expense), net in the nine months ended September 30, 2023 primarily related to interest on the initial $5.0 million of principal under the WFIA Note, dated August 2022, which was subsequently increased to $8.0 million in May 2023, and decreased by $5.0 million due to a conversion to equity in early September 2023, offset by interest earned on invested balances.

Total interest and other income (expense), net in the nine months ended September 30, 2022 primarily related to interest on the initial $5.0 million of principal under the WFIA Note, dated August 2022, offset by interest earned during the period.

Cash Flows

	Nine Months ended
	September 30,
	2023	2022
Net cash (used in) operating activities	$(12,472)	$(11,676)
Net cash (used in) investing activities	(37)	(10)
Net cash provided by financing activities	9,139	4,989
Net decrease in cash and cash equivalents	$(3,370)	$(6,697)

Cash Flows from Operating Activities

Net cash used in operating activities was $12.5 million for the nine months ended September 30, 2023. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $16.6 million, prior to the effects of two noncash items, stock-based compensation expense of $0.7 million and depreciation expense of $0.4 million. Changes in operating assets and liabilities included a decrease in miscellaneous receivables of $0.2 million primarily due to collection of an amount recoverable on an insurance claim which had been recorded as a receivable as of December 31, 2022, a decrease of prepaid expenses and other current assets of $1.4 million primarily due to the utilization of deposits made to our contract manufacturing organization and contract research organizations, an increase in trade accounts payable and accrued expenses of $1.5 million due to increased clinical and manufacturing expenses resulting from increased development activity, an increase in interest accrued for to the WFIA Note, and an increase in legal fees payable relating to legal activity incurred primarily in connection with capital raise activities.

Net cash used in operating activities was $11.7 million for the nine months ended September 30, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $12.8 million, prior to the effects of two noncash items, stock-based compensation expense of $0.6 million and depreciation of $0.3 million. Changes in operating assets and liabilities included a decrease in miscellaneous receivables resulting from the receipt in early 2022 of a significant portion of the payroll and research and development tax credits owed to us, and an increase in prepaid expenses and other current assets relating to prepaid amounts on clinical development activity.

Cash Flows from Investing Activities

Net cash used in investing activities for both the nine-month periods ended September 30, 2023 and September 30, 2022 was related to the purchase of equipment to support our research and development.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily related to gross proceeds of approximately $4.0 million from the September 2023 Offering, gross proceeds of approximately $1.0 million from the WFIA Private Placement and proceeds from the issuance of shares of common stock pursuant to the Lincoln Park Agreement and the ATM Agreement. In addition, we received $3.0 million from the 2023 WFIA Debt Financing.

Net cash provided by financing activities in the nine months ended September 30, 2022 was primarily related to the proceeds on the $5.0 million WFIA Note received in August 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012 through September 30, 2023, we have not generated revenue and have incurred significant operating losses and negative cash flow from our operations. Based on our current operating plan, we expect our cash and cash equivalents will be sufficient to fund our development and operating expenditures through mid-November 2023.

During the three months ended September 30, 2023, we sold 1,538,855 shares of common stock pursuant to the ATM Agreement, for net proceeds of $1,595,429 after deducting $49,502 of compensation to HCW and other administration fees. During the nine months ended September 30, 2023, we sold 1,648,208 shares of common stock pursuant to the ATM Agreement, for net proceeds of $1,696,407 after deducting $59,898 of compensation to HCW and other administration fees. Subsequent to September 30, 2023, we did not sell any shares of common stock pursuant to the ATM Agreement.

During the three months ended September 30, 2023, we sold 240,000 shares of common stock pursuant to the Lincoln Park Agreement, for net proceeds of $196,167. During the nine months ended September 30, 2023, we sold 510,000 shares of common stock pursuant to the Lincoln Park Agreement, for net proceeds of $450,427. Subsequent to September 30, 2023, we did not sell any shares of common stock pursuant to the Lincoln Park Agreement.

On August 11, 2023, we received gross proceeds of approximately $1.0 million pursuant to the WFIA Private Placement.

On September 13, 2023, we received gross proceeds of approximately $4.0 million, before deducting the placement agent’s fees and other offering expenses, pursuant to the September 2023 Offering.

Management is also evaluating additional strategies to obtain funding, which may include additional offerings of equity, issuance of debt, or other capital sources, including potential collaborations with other companies or other strategic transactions.

In order to achieve the filing of our NDA for CTx-1301 in the second half of 2024 for potential FDA approval, we believe that we will need approximately $30 million of capital. We will also need additional capital to advance our other programs and commercialization efforts. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2023 that will affect our future liquidity.

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

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change that is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have incurred a net loss for the three and nine-month periods ending September 30, 2023 and 2022 and had accumulated losses of $86.0 million since inception to September 30, 2023. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our sources of capital have included private capital raises in various classes of units of CTx prior to the Reorganization Merger, the issuance of equity securities in connection with our initial public offering, the ATM Agreement, the Lincoln Park Agreement, the WFIA debt financings, the WFIA Private Placement and the September 2023 Offering. Additional financings will be needed by us to fund our operations and to complete development of and commercialize our product candidates. See “Liquidity and Capital Resources” above for details relating to these agreements which we have entered into in 2023 as potential sources of additional capital. There is no assurance that such financing will be available when needed or on acceptable terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Our Disclosure Controls

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023, have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cingulate Inc.	10-K	3.1	3/28/2022
3.2	Amended and Restated Bylaws of Cingulate Inc.	10-K	3.2	3/28/2022
4.1	Form of Pre-Funded Warrant	8-K	4.1	9/11/2023
4.2	Form of Pre-Funded Warrant	S-1	4.5	8/29/2023
4.3	Form of Series A Warrant	S-1	4.6	8/29/2023
4.4	Form of Series B Warrant	S-1	4.7	8/29/2023
4.5	Form of Placement Agent Warrant	S-1	4.8	8/29/2023
10.1	Securities Purchase Agreement, dated August 11, 2023, by and between the Company and Werth Family Investment Associates LLC	8-K	10.1	8/14/2023
10.2	Note Conversion Agreement, dated September 8, 2023, by and between the Company, Cingulate Therapeutics, LLC and Werth Family Investment Associates LLC	8-K	10.1	9/11/2023
10.3	Form of Securities Purchase Agreement	S-1	10.24	9/7/2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed Herewith

** Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULATE INC.

Date: November 13, 2023	By:	/s/ Shane J. Schaffer
Shane J. Schaffer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Louis G. Van Horn
Louis G. Van Horn
Chief Financial Officer
(Principal Financial Officer)

