Form 10-K
period 2023-12-31
Cingulate Inc.
filed 2024-04-01
CIK 1862150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of the registrant’s common stock on June 30, 2023 was approximately $7.8 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 per share, as of March 22, 2024 was 5,010,471.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cingulate Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of filing this annual report with the SEC and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

●	our ability to regain and maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”);

●	our lack of operating history and need for additional capital;

●	our plans to develop and commercialize our product candidates;

●	the timing of our planned clinical trials for CTx-1301, CTx-1302, and CTx-2103;

●	the timing of our New Drug Application (“NDA”) submissions for CTx-1301, CTx-1302, and CTx-2103;

●	the timing of and our ability to obtain and maintain regulatory approvals for CTx-1301, CTx-1302, CTx-2103, or any other future product candidate;

●	the clinical utility of our product candidates;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to identify strategic partnerships;

●	our expected use of cash;
●	our competitive position and projections relating to our competitors or our industry;
●	our ability to identify, recruit, and retain key personnel;

●	the impact of laws and regulations;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2021 (the “JOBS Act”);

●	our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives;

●	the identified material weaknesses in our internal control over financial reporting; and

●	our estimates regarding future revenue and expenses.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this annual report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

PART I

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company using our proprietary Precision Timed ReleaseTM (“PTRTM”) drug delivery platform technology to build and advance a pipeline of next-generation pharmaceutical products designed to improve the lives of patients suffering from frequently diagnosed conditions characterized by burdensome daily dosing regimens and suboptimal treatment outcomes. With an initial focus on the treatment of Attention Deficit/Hyperactivity Disorder (“ADHD”) and anxiety, we are identifying and evaluating additional therapeutic areas where our PTR technology may be employed to develop future product candidates. Our PTR platform incorporates a proprietary Erosion Barrier Layer (“EBL”) designed to allow for the release of drug substance at specific, pre-defined time intervals, unlocking the potential for once-daily, multi-dose tablets.

We are targeting the ADHD treatment market, with an estimated US market size of over $23 billion as of November 2023, of which $18.6 billion is attributable to stimulants. Stimulants are the most commonly prescribed class of medications for ADHD and account for approximately 88% of all ADHD medication prescriptions in the United States. By contrast, non-stimulant medications are typically employed only in the second-line or adjunctive therapy setting and accounting for approximately 12% of all ADHD medication prescriptions. Extended-release, or long-acting, dosage forms of stimulant medications are most frequently deployed as the first-line treatment for ADHD and constitute approximately $16 billion of the overall ADHD market spend and accounting for 54% of all stimulant prescriptions. Most of these extended-release dosage forms are approved for once-daily dosing in the morning and were designed to eliminate the need for re-dosing during the day. However, with the current ‘once-daily’ extended-release dosage forms, most patients still receive a second or “booster” dose for administration later in the day (typically in the early afternoon) to achieve active-day coverage and suffer from a multitude of unwanted side effects as a result. We believe there is a significant, unmet need within the current treatment paradigm for true once-daily ADHD stimulant medications with a duration that provides entire active-day coverage combined with an improved side effect profile to better serve the numerous unmet needs of patients.

Our two proprietary, first-line stimulant medications: CTx-1301 (dexmethylphenidate) and CTx-1302 (dextroamphetamine), are being developed for the treatment of ADHD across all three patient segments: children (ages 6 -12), adolescents (ages 13-17), and adults (ages 18+). Both CTx-1301 and CTx-1302 are designed to address the key shortcomings of currently approved stimulant therapies by: providing an immediate onset of action (within 30 minutes); offering entire ‘active-day’ duration; eliminating the need for ‘booster/recovery’ doses of additional stimulant medications; minimizing or eliminating the rebound/crash symptoms associated with early medication ‘wear-off;’ and providing favorable tolerability with a controlled descent of drug blood levels. Furthermore, by eliminating the ‘booster’ dose used by up to 60% of ADHD patients in conjunction with their primary medication, we believe our product candidates will provide important societal and economic benefits: reducing the abuse and diversion associated with short-acting stimulant medications; allowing physicians to prescribe one medication versus two; allowing patients to pay for one medication versus two; and allowing payers to reimburse one medication versus two.

We completed a proof-of-concept trial in human subjects to validate our PTR platform and in October 2020, announced positive results from a Phase 1/2 study of CTx-1301 in ADHD patients establishing tolerability, comparative bioavailability, and dose proportionality of CTx-1301 versus Focalin® XR. In order to meet the pharmacology requirement for the CTx-1301 NDA submission, we completed a food effect study in October 2022, which demonstrated that CTx-1301 can be taken with or without food.

A Phase 3 adult dose-optimization study to assess the efficacy and safety, along with onset and duration, of CTx-1301 in adults with ADHD was initiated in December 2022 and completed in June 2023. Results were presented at the 2023 Psych Congress and were presented at the 2024 American Professional Society of ADHD and Related Disorders (“APSARD”) in January 2024. This Phase 3 CTx-1301study (NCT05631626) assessed efficacy and safety along with onset and duration of CTx-1301 in 21 adults (age range: 18-55 years) with ADHD in an adult laboratory classroom setting. It did not achieve statistical significance on the primary efficacy endpoint but CTx-1301 demonstrated a trend toward significance in improving Permanent Product Measure of Performance (“PERMP”) scores compared to the placebo. Clinical Global Impression Scale (“CGI-S”) scores with CTx-1301 compared to placebo also showed significant improvements that were indeed statistically significant for this secondary endpoint. The treatment effect size of CTx-1301 in this trial was notable – starting at 30 minutes and demonstrated the ability of CTx-1301 to improve upon ADHD symptoms in patients over an entire active day.

In addition, we initiated two CTx-1301 Phase 3 clinical studies in pediatric and adolescent patients- a fixed dose study (NCT05286762) and a dose-optimized onset and duration study in a laboratory classroom setting (NCT05924594) – in the third quarter of 2023. Based on guidance received from the Federal Drug Administration (“FDA”) regarding our clinical program for CTx-1301, we stopped enrollment in these two studies. All enrolled patients in these studies can complete the study and data will be reported as directed by the FDA. Additionally, based on this guidance, we expect to submit the NDA for CTx-1301 in the first half of 2025 under the Section 505(b)(2) pathway with Focalin® XR as the reference listed drug, using its efficacy and safety data on file with the FDA as a basis for approval, together with bioavailability/bioequivalence data and efficacy/safety data from our CTx-1301 clinical program. If we receive FDA approval for CTx-1301, we may conduct Phase 4 trials.

Societal CDMO, Inc. (“Societal”), a contract development and manufacturing organization (“CDMO”) will manufacture all clinical, registration, and commercial batches of our lead ADHD candidate, CTx-1301. In April 2023, we successfully completed the transfer of our proprietary PTR™ manufacturing processes for CTx-1301 to Societal, which has produced a scalable supply of CTx-1301 for our Phase 3 trials in the manufacturing suite within Societal’s Gainesville, GA facility that is outfitted with equipment supplied by us. Societal is currently manufacturing additional CTx-1301 product candidate material in accordance with FDA expectations.

We plan to initiate the clinical plan for CTx-1302 (dextroamphetamine), our second investigational asset for the treatment of ADHD, as soon as 2025, pending additional capital resources.

We have embarked on a program to develop CTx-2103 (buspirone), for the treatment of anxiety, which is one of the most common mental health concerns in the United States. We completed a formulation study in which the pharmacokinetics were evaluated for this trimodal tablet providing three precisely timed doses of buspirone versus one immediate release dose. In addition, scintigraphic imaging visualized transit of the tablets through the gastrointestinal tract to confirm both the site and onset of release, which will then be correlated with pharmacokinetic data to establish the full release profile of the CTx-2103 formulation. Based on the pharmacokinetic profile seen in the data, CTx-2103 achieved a triple release of buspirone. These results provided the critical information required to allow us to request a Pre-IND meeting with the FDA to discuss the design of our clinical and regulatory program for CTx-2103 which occurred in the fourth quarter of 2023. We received input from the FDA regarding the regulatory pathway for CTx-2103, and the design of clinical studies for filing of an IND. Based on this FDA feedback, we believe that we can seek and win approval of CTx-2103 under the 505(b)(2) pathway, which typically requires less time and resources than the 505(b)(1) full NDA pathway.

CTx-2103 is being designed as a novel, extended-release tablet of buspirone that incorporates our proprietary PTR™ drug delivery platform. Buspirone, an azapirone derivative and a 5-HT1A partial agonist, was the first non-benzodiazepine anxiolytic introduced for the treatment of generalized anxiety disorder. Buspirone may exhibit a decreased side-effect profile compared to other anxiolytic treatments. Unlike benzodiazepines and barbiturates, there is no associated risk of physical dependence or withdrawal with buspirone use due to the lack of effects on gamma-aminobutyric acid receptors.

In 2020, United States sales of buspirone in various forms accounted for over $2 billion of sales in the $5.2 billion anxiety market. CTx-2103 will be designed as a once-daily, modified-release tablet with clear differentiation and compelling advantages over standard treatment options which must be taken multiple times per day to maximize efficacy. We are in active license conversations and, pending a definitive agreement and additional capital resources, development of CTx-2103 (buspirone) for the treatment of anxiety may begin as soon as mid-2024.

We are actively seeking a strategic pharmaceutical partnership under which we would license CTx-1301 in the United States, internationally, or both. In March 2023, we entered into a joint commercialization agreement (the “Commercialization Agreement”) with Indegene, Inc. (“Indegene”). Should we be unable to identify an appropriate pharmaceutical partnership, if we receive FDA approval for CTx-1301, Indegene would provide commercialization services for CTx-1301, including marketing, sales, market access and distribution, on a fee for service basis.

We believe that our PTR platform has the potential to provide patients and physicians with differentiated pharmaceutical treatment options that will enhance patient compliance and improve health outcomes in several additional therapeutic areas. We intend to leverage our PTR platform technology to expand and augment our clinical-stage pipeline by identifying and developing additional assets in other therapeutic areas where one or more active pharmaceutical ingredient (“APIs”) need to be delivered several times a day at specific, pre-defined time intervals and released in a manner that would offer significant improvement over existing therapies. Our criteria for the selection of additional, future pipeline candidates will include the potential for $1 billion or more in peak annual sales, the potential to deliver a clearly differentiated therapeutic advantage and the potential to overcome unmet medical needs.

Our Clinical Development Pipeline

Our Proprietary Development Pipeline

	PTR Formulation and IND-enabling Development	Phase 1	Phase 2	Phase 3	Anticipated Milestones
CTx-1301 dexmethylphenidate HCl ADHD					**Phase 3** • Adult Onset/Duration completed • Child/Adolescent Fixed Dose Initiated Enrollment stopped MASTERY
CTx-1302 dextroamphetamine sulfate ADHD					Initiation of Clinical Plan 2025 ACCOMPLISH
CTx-2103 Anxiety					Pre-IND meeting 4Q 2023 completed Expected continuation in 2024 with potential licensing agreement

MASTERY and ACCOMPLISH are branded references to the Phase 3 clinical programs for CTx-1301 and CTx-1302, respectively

1

Our Strategy

Our goal is to be a leading, innovative biopharmaceutical company focused on the development, manufacturing and commercialization of next generation pharmaceutical products that utilize our PTR drug delivery platform technology to create dosing schedules and drug release profiles that will improve the lives of patients suffering from a multitude of frequently diagnosed conditions. Key initial elements of our business strategy to achieve this goal are to:

●	Complete development and obtain regulatory approval for CTx-1301 for the treatment of ADHD. In October 2020, we announced positive results from a Phase 1/2 study of CTx-1301 in ADHD patients establishing tolerability, comparative bioavailability, and dose proportionality of CTx-1301 versus Focalin® XR. A Phase 3 adult dose-optimization study to assess the efficacy and safety, along with onset and duration, of CTx-1301 in adults with ADHD was initiated in December 2022 and completed in June 2023. Results were presented at the 2024 APSARD in January 2024. In addition we initiated two CTx-1301 Phase 3 clinical studies in pediatric and adolescent patients- a fixed dose study and a dose-optimized onset and duration study in a laboratory classroom setting – in the third quarter of 2023. Based on guidance received from the FDA regarding our clinical program for CTx-1301 (dexmethylphenidate), enrollment in these two studies was stopped. All enrolled patients in these studies can complete the study and data will be reported accordingly. Additionally, based on this guidance, we expect to submit the NDA for CTx-1301 in the first half of 2025 under the Section 505(b)(2) pathway with Focalin® XR as the reference listed drug, using its efficacy and safety data on file with the FDA as a basis for approval, together with bioavailability/bioequivalence data and efficacy/safety data from our CTx-1301 clinical program.

●	Successfully commercialize CTx-1301. We are actively seeking a strategic pharmaceutical partnership under which we would license CTx-1301 in the United States, internationally, or both, to ensure successful commercial launches if we receive FDA approval for CTx-1301. Should we be unable to identify an appropriate pharmaceutical partnership, if we receive FDA approval for CTx-1301, pursuant to the Commercialization Agreement, Indegene would provide commercialization services for CTx-1301, including marketing, sales, market access and distribution, on a fee for service basis.

●	Advance clinical trials for CTx-2103 for the treatment of anxiety. In September 2022, we announced that data from the human formulation study for CTx-2103 demonstrated its ability to deliver a single administration of triple-release buspirone. We will use these results to design the clinical program for CTx-2103, which will be designed as a once-daily, multi-dose tablet with what we believe will be clear differentiation and compelling advantages over standard treatment options. We are in active license conversations and pending a definitive agreement, development of CTx-2103 (buspirone) for the treatment of anxiety may begin as soon as mid-2024 pending additional capital resources.

●

Advance development of CTx-1302 for the treatment of ADHD. We plan to initiate a clinical plan for CTx-1302 (dextroamphetamine), our second investigational asset for the treatment of ADHD, as soon as 2025 pending additional capital resources.

●	Maximize the potential of our PTR platform to develop additional product candidates in new indications with significant unmet medical need and billion-dollar revenue potential. We intend to use our PTR drug delivery platform technology and the streamlined 505(b)(2) development pathway to develop additional therapeutic assets in other therapeutic areas where one or more active pharmaceutical ingredients need to be administered several times a day at specific, pre-defined time intervals and released in a manner that would offer significant improvement over existing therapies. We believe this will lead to improved patient compliance and better health outcomes. Further indications we intend to evaluate include insomnia, non-opioid pain, Alzheimer’s, hypothyroidism, psychosis, depression, cardiovascular disorders, Parkinson’s disease, migraine, oral oncology, xerostomia (dry mouth) and bipolar disorder, among others.

●	Acquire or in-license additional assets or programs to complement our portfolio and/or leverage our technology. We continuously evaluate potential partnering opportunities or asset acquisitions that can bolster our current product candidate portfolio and provide substantial value to our organization. We intend to focus on early to mid-stage development product candidates to generate clinical data and potentially move to later stages of development and ultimately on to commercialization.

●	Out-license our PTR platform to other companies and license our product candidates in the United States and internationally. We are actively seeking and evaluating opportunities to license our current assets and the PTR drug delivery platform technology to other companies looking to serve large patient populations with unmet needs and/or looking to transform multiple daily dosing to once daily administration to satisfy patient needs. We are also in on-going conversations to pursue and evaluate opportunities to license our product candidates to third parties for use in the United States and internationally.

●	Further strengthen our intellectual property portfolio. We intend to continue to manage and expand our diverse intellectual property portfolio and maintain our trade secrets and know-how focused on our PTR platform, current and future pipeline candidates, and proprietary manufacturing process. We believe these activities will be critical to protect our platform and product candidates from potential competitors that may try to compete with our therapeutic assets and compression tableting approach.

●	Capitalize on our existing cGMP expertise. We have developed a proprietary, reliable, high output, specialized manufacturing equipment with the potential for real-time testing and release that is employed by our third-party manufacturing partner. Our process has been designed to allow for the creation of a platform that can incorporate other drug substances thus permitting expansion into additional indications and therapeutic areas. We expect that our investment in these manufacturing capabilities and equipment will substantially reduce our development timelines and overall development costs for current and future assets. We currently utilize commercial manufacturing equipment and will not require technology transfer or large scale-up processes to meet clinical or commercial manufacturing needs. In October 2022, we announced that we had selected Societal as our new CDMO that will manufacture all clinical, registration, and commercial batches of our lead candidate CTx-1301. Societal has dedicated a specific manufacturing suite within its Gainesville, GA facility and outfit it with proprietary equipment supplied by us.

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

Shane J. Schaffer, our Co-Founder, Chairman and Chief Executive Officer, has held senior leadership roles at Pfizer Inc., Novartis International AG and Sanofi S.A. and has over 25 years of experience in drug development and commercialization. Dr. Matthew Brams, our Co-Founder and Chief Medical Officer, has over 30 years of clinical experience managing patients in the field of adult and child psychiatry and has been involved in the research, development, and evaluation of multiple ADHD medications. Dr. Raul R. Silva, our Co-Founder and Chief Science Officer, is a practicing child and adolescent psychiatrist who has served as Associate Professor and Vice Chairman of Child and Adolescent Psychiatry at NYU School of Medicine in New York City. Laurie A. Myers, our Chief Operating Officer, has held leadership positions for leading global pharmaceutical companies, including Pfizer Inc., Novartis International AG, DuPont de Nemours, Inc. and Sanofi S.A. and has over 30 years of experience in drug development, marketing and commercialization.

ADHD Overview and Drawbacks of Current Therapies

ADHD is a chronic neurobehavioral and developmental disorder that affects millions of children, adolescents and adults. In the United States, approximately 6.4 million, or 11%, of children and adolescents aged 4-17 have been diagnosed with ADHD. Among this group, 80% receive treatment and 65% demonstrate clinical ADHD symptoms that persist into adulthood. Adult ADHD prevalence in the United States is estimated at approximately 11 million patients, or 4.4%, of the population, almost double the size of the child and adolescent segment combined. Currently, approximately 20% of the adult ADHD population receives treatment, however an increasing number of adult patients are being diagnosed and seeking treatment causing the adult ADHD market to grow approximately 10% year over year. Total ADHD medication sales in the United States continue to grow with sales of all ADHD medications reaching over $23 billion for the 12-months ended November 2023.

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

Inattentiveness: Inattentive children may quickly get bored with an activity if it’s not something they really enjoy. Organizing and completing a task or learning something new is difficult for them. As students, they often forget to write down a school assignment or bring a book home. Completing homework can be huge challenge. At any age, an inattentive person may often be easily distracted, make careless mistakes, forget things, have trouble following instructions, or skip from one activity to another without finishing anything.

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

Stimulants are the most commonly prescribed class of medications for ADHD, accounting for approximately 88% of all ADHD medication prescriptions. Stimulants are Schedule II controlled substances and are believed to work by enhancing the effects of dopamine and norepinephrine neurotransmitters in the brain. Approximately 82 million stimulant prescriptions were written during the twelve months ended November 2023. In contrast, non-stimulant medications are typically deployed as second line or adjunctive therapies and account for 12% of all ADHD medication prescriptions. Currently, the ADHD market is dominated by four main stimulant medications: Vyvanse®, Adderall® XR, Concerta®, and Focalin® XR. These products were approved and became available between 2000 and 2007 and were believed to revolutionize the ADHD treatment paradigm by finally providing a solution to avoid the late morning second dose of stimulant medication then required by ADHD patients.

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

Patients and practitioners report, that an ideal ADHD stimulant medication would provide all of the following characteristics: entire active day duration; immediate onset of action (within 30 minutes); ability to minimize or avoid crash / rebound effects associated with rapid decline in medication blood levels; and elimination of the need for short-acting stimulant booster/recovery doses.

The chart above is based upon the Package Inserts and Summary Basis of Approvals for the approved products.

The chart above is based upon the Package Inserts and Summary Basis of Approvals for the approved products.

In recent years, the FDA has approved additional stimulant medications that were designed to meet some of the remaining unmet needs. Chewables, liquids and oral disintegrating tablets have come to market as has one product with an evening dosing schedule intended to provide early morning onset. None of these products have been able to meet all of the unmet needs of ADHD patients and prescribers and consequently all have failed to gain traction as first-line agents. Furthermore, these recent stimulant medications, based on their market share, appear to offer little advantage over widely available generic products for healthcare practitioners and their patients. They have proven to be niche remedies occupying a combined 2.0% of the total ADHD prescriptions written in the United States in 2020. Thus, there is an unmet need for a true once-daily dose providing a fast onset of action, minimization or elimination of the crash/rebound, elimination of the booster/recovery dose, and most importantly, providing entire ‘active-day’ efficacy.

The chart above is based upon the Package Inserts and Summary Basis of Approvals for the approved products.

Our Solution: Our Proprietary Precision Timed Release Drug Delivery Platform Technology

We are developing medications capable of achieving true once-daily dosing using our internally developed PTR drug delivery platform technology. Our CTx-1301, CTx-1302 and CTx-2103 drug candidates contain three releases of active pharmaceutical ingredient combined into one small tablet dosage form (smaller than many comparable single dose ADHD products). Each release of API is separated with a proprietary EBL, a functional excipient that is designed to gradually erode throughout the day to provide controlled drug release at specific time intervals, allowing for a favorable target efficacious period.

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

Elimination of Need For Additional Stimulant Boosters. With entire active-day coverage, we believe our technology will eliminate the need for patients to take afternoon booster doses when their currently prescribed therapies wear off. By eliminating the need for a booster dose, we believe our candidates will cause less embarrassment for patients, especially child and adolescent patients who are often forced to take a second dose while at school surrounded by classmates and increase patient compliance especially in the ADHD population where patients are prone to forget to take the additional dose they need to get through their active day.

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

Availability in Eight Dosage Strengths at Launch and Single-Enantiomer API Selection. Our CTx-1301 and CTx-1302 product candidates are both round film-coated tablets that we intend to provide in eight matching dosage strengths. We believe providing practitioners with the ability to properly titrate and optimize their patients’ daily dosing needs is critical. By having eight dosage strengths at launch, practitioners will not have to constantly switch their patients to other medications or supplement patients with more short-acting booster medications. In addition, we believe that eight dosage strengths will allow healthcare practitioners to appropriately treat the range of patients in their practice, from early childhood through adulthood. Medications that have launched with three dosage strengths are often ignored or avoided until at least six or seven strengths are available. Both CTx-1301 and CTx-1302 contain APIs that are Schedule II controlled substances. The APIs of both product candidates utilize just one of the multiple enantiomers, which may result in improvements in potency, adverse events (Aes), and drug interactions profiles along with an enhanced therapeutic index.

Our Lead Candidate CTx-1301: Dexmethylphenidate for the Treatment of ADHD in 6 Years and Older

We believe our most advanced drug product candidate, CTx-1301, will be the first true once-daily dexmethylphenidate tablet for the treatment of ADHD, providing onset-of-action within 30 minutes and entire ‘active-day’ efficacy. CTx-1301 is a trimodal extended-release tablet, based on tablet-in-tablet technology, which provides three distinguishing releases of dexmethylphenidate hydrochloride at precise times, ratio, and modality of release. Our CTx-1301 release profile is as follows:

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

Release Comparison of CTx-1301 versus Focalin XR (Reference Listed Drug)

Our proprietary, trimodal release profile is engineered to provide patients with a rapid onset of relief from symptoms and to maintain that relief throughout the entire active day. Further, we believe CTx-1301 will continue to demonstrate a more favorable tolerability profile that results from this specialized three-release design and unique 35%-45%-20% release profile, compared to the currently available 50%-50% or 33%-33%-33% release profile that would be produced if a patient were to take three individual doses of dexmethylphenidate in the same milligram strengths. CTx-1301 delivers a release profile that cannot be replicated with commercially available (branded or generic) short and long-acting formulations and was precisely engineered and designed to meet the specific needs of ADHD patients and providers.

We expect CTx-1301 film-coated tablets to be available in eight dosage strengths ranging from 6.25mg to 50mg of dexmethylphenidate. All excipients are compendial and/or non-novel, well established for use in oral formulations, and are present in the drug product at levels well below their maximum potencies listed in FDA’s inactive ingredient database (“IID”).

Our CTx-1301 Clinical Development Program

The proposed clinical program for CTx-1301 consists of two Phase 1/2 clinical pharmacology studies and our Phase 3 Mastery clinical efficacy and safety trials.

Our Phase 1/2 Bioavailability Trial Results

In October 2020, we announced positive results from a Phase 1/2 comparative bioavailability study in ADHD subjects, under fasted conditions, and demonstrated similar bioavailability to our RLD, Focalin XR. Adjusted geometric mean ratios of primary exposure parameters (Cmax, AUC0-inf, and AUClast) between CTx-1301 and Focalin XR were within the required 80% to 125% range, both at the high and the low doses, demonstrating a bridge to the RLD as well as dose proportionality. There were no unexpected adverse events, no serious adverse events, no deaths, and no other safety signals observed during this study.

Key Findings

Bridged to Focalin® XR

●	Confirmed similar bioavailability to Focalin XR and confirmation of our ability to utilize the 505(b)2 pathway

●	Demonstrated dose proportionality, allowing us to avoid the need to evaluate all individual strengths in vivo

●	Eliminated any requirement for nonclinical studies and ability to utilize existing safety from the Focalin XR label, potentially resulting in a faster pathway to market

Demonstrated Plasma Levels versus Focalin® XR

●	CTx-1301 blood levels demonstrated the potential for a fast onset, active-day duration, and favorable tolerability.

●	Performed as designed, with its precise 20% ‘built-in-booster’ 3rd delivery confirming that if approved, CTx-1301 would eliminate patients need for short-acting stimulants and avoid the potential for non-ideal blood levels that could impact normal sleep and appetite

Demonstrated Controlled Descent of Plasma Levels versus Focalin® XR

●	Precise 20% 3rd delivery stopped the mid-afternoon plummeting of blood levels, controlling the decline.

Demonstrated Significantly Lower Treatment Emergent Adverse Events

●	Patients received 25% more medication via the PTR Platform in a precisely timed, unique ratio

●	CTx-1301 patients experienced a 28.6% reduction of TEAE’s related to study drug versus Focalin XR

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

Our Phase 3 MASTERY Trials

A Phase 3 adult dose-optimization study to assess the efficacy and safety, along with onset and duration, of CTx-1301 in adults with ADHD was initiated in December 2022 and completed in June 2023. Results were presented at the 2023 Psych Congress and will be presented at the 2024 American Professional Society of ADHD and Related Disorders (APSARD) in January 2024. This Phase 3 CTx-1301study (NCT05631626) assessed efficacy and safety along with onset and duration of CTx-1301 in 21 adults (age range: 18-55 years) with ADHD in an adult laboratory classroom setting. It did not achieve statistical significance on the primary efficacy endpoint but CTx-1301 demonstrated a trend toward significance in improving PERMP scores compared to placebo. CGI-S scores with CTx-1301 compared to placebo also showed significant improvements that were indeed statistically significant for this secondary endpoint. The treatment effect size of CTx-1301 in this trial was notable – starting at 30 minutes and demonstrated the ability of CTx-1301 to improve upon ADHD symptoms in patients over an entire active day.

Key Findings

The PERMP is a skill-adjusted math test deployed in this Phase 3 study. The PERMP score is the sum of the number of math problems attempted plus the number of math problems answered correctly in a 10-minute session. The scores range from 0-800 with higher scores indicating better performance.

The CGI-S is a single-item scale that measures the severity of psychopathology from 1-7 and was measured during this Phase 3 study in adults.

* RPCP: Randomized Double-Blind Placebo Controlled Period

The AISRS, or ADHD Rating Scale is an 18-item scale based on Diagnostic and Statistical Manual of Mental Disorders, 5th edition (DSM-5) (American Psychiatric Association 2013) which evaluates the criteria of ADHD and rates symptoms on a 4-point scale and was also measured in this adult study. Each item is scored using a combination of severity and frequency ratings from zero (reflecting no symptoms or a frequency of never or rarely) to three (reflecting severe symptoms or a frequency of very often), so that the total AISRS-5 scores range from zero to 54.

These Phase 3 CTx-1301 diagnostic tools and ADHD evaluations including the AISRS-5, the CGI-S, and the PERMP are commonly used as study endpoints in support of an NDA filing.

Our Phase 3 CTx-1301 clinical safety and efficacy studies also include two child and adolescent studies which were initiated in the third quarter of 2023:

●	A Phase 3, dose-optimized, randomized, double-blind, placebo-controlled, single-center, parallel-group efficacy and safety laboratory classroom study in children (6-12) with ADHD. The primary objective is to evaluate the efficacy of CTx-1301 compared to placebo in treating children with ADHD in a laboratory classroom study using the PERMP. Secondary objectives are to determine onset and duration of clinical effect of CTx-1301 and to determine safety and tolerability of CTx-1301 compared to placebo.

●	A Phase 3, randomized, double-blind, placebo-controlled, multi-center, fixed-dose, parallel-group, efficacy and safety study in children and adolescent (6-17 y/o) with ADHD. The primary objective is to evaluate the efficacy of a fixed dose of CTx-1301 compared to placebo using the ADHD-RS-5. Secondary objectives are to evaluate the efficacy of a fixed dose of CTx-1301 compared to placebo using the CGI-S, safety and tolerability of a fixed dose of CTx-1301, and PK levels after a single dose and at steady state.

Exploratory objectives will be evaluated in the adult dose-optimization study to define and evaluate the unique benefits and satisfaction of optimized treatment with CTx-1301 against prior therapies using patient reported outcomes (“PROs”). The PRO evaluation will include:

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

Based on guidance received from the FDA regarding our clinical program for CTx-1301, we stopped enrollment in these two studies. All enrolled patients in these studies can complete the study and data will be reported as directed by the FDA. Additionally, based on this guidance, we expect to submit the NDA for CTx-1301 in the first half of 2025 under the Section 505(b)(2) pathway with Focalin® XR as the reference listed drug, using its efficacy and safety data on file with the FDA as a basis for approval, together with bioavailability/bioequivalence data and efficacy/safety data from our CTx-1301 clinical program. If we receive FDA approval for CTx-1301, we may conduct Phase 4 trials.

CTx-1302: Dextroamphetamine for the treatment of ADHD in 6 years and older

We believe our drug product candidate CTx-1302, will be the first true once-daily dextroamphetamine tablet for the treatment of ADHD, providing onset-of-action within 30 minutes and efficacy for the entire active day. CTx-1302 is a trimodal extended-release tablet, based on tablet-in-tablet technology, that provides three releases of dextroamphetamine at precise times, ratio, and modality of release. Our CTx-1302 release profile is as follows:

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

Our CTx-1302 Clinical Development Program

Our proposed clinical program for CTx-1302 consists of Phase 1/2 clinical pharmacology studies and Phase 3 clinical efficacy and safety trials. We plan to initiate a Phase 1/2 bioavailability study in ADHD patients for CTx-1302 in 2025 and, if the results from this study are successful, subsequently initiate pivotal Phase 3 clinical trials, the branded ACCOMPLISH trials, in late 2025 or early 2026; all dependent on capital resources. Our Phase 1/2 trials are expected to include approximately 100 patients and the Phase 3 clinical plan will include approximately 500 patients.

Our Planned Phase 1 Trials

Our proposed Phase 1 CTx-1302 clinical pharmacology studies include:

●	Phase 1/2 Comparative Bioavailability Study: To evaluate and compare the pharmacokinetic profile of CTx-1302 to the RLD, Dexedrine Spansule in adults with ADHD (18+ y/o).

●	Phase 1 Food Effect Study: To evaluate the pharmacokinetic profile of CTx-1302 under fed and fasted conditions in adults (18+ y/o).

●	Phase 1 Single-Dose, Fully-Replicate Crossover Study: To evaluate the intra-subject variability of the in vivo pharmacokinetic profile of CTx-1302 to the RLD, Dexedrine Spansule in adults (18+ y/o).

Planned Phase 3 ACCOMPLISH Trials

●	A Phase 3, fixed-dose, parallel-design, placebo-controlled, 5-week study in children and adolescent patients (6-17 y/o). The primary efficacy endpoint is the ADHD-RS-5. The Clinical Global Improvement Severity Scale (CGI-S) will be evaluated as a secondary endpoint.

●	A Phase 3, analog workplace efficacy and safety study in adults (18+): The primary efficacy endpoint is the PERMP. Time to onset and duration of effect will also be evaluated as key secondary endpoints.

●	A long-term dose-optimization safety study will evaluate safety of the pediatric population (6-17 y/o) for six months. This study will collect and monitor any adverse events that occur during the timeframe of the study.

Important exploratory endpoints included in the analog Phase 3 protocols will define and evaluate the unique benefits and satisfaction of optimized treatment with CTx-1302 against prior therapies using PROs similar to those from the CTx-1301 Phase 3 plan.

We expect the 505(b)(2) NDA filing for CTx-1302 will use Dexedrine® Spansule® as a reference drug, using as a basis for approval that drug’s efficacy and safety data on file at FDA, together with bioavailability/bioequivalence data and efficacy/safety data from our CTx-1302 clinical program.

If a complete Phase 3 safety and efficacy studies package will be required for CTx-1302 we can expect that similar diagnostic tools and ADHD evaluations including the ADHD-RS-5, the CGI-S, and the PERMP will be incorporated as in CTx-1301. However, based on our current knowledge about the clinical program for CTx-1301, we may again approach the FDA for their guidance on an alternate, more cost and time efficient approach for CTx-1302.

CTx-2103: Buspirone product candidate for the treatment of anxiety related disorders

We have embarked on a program to develop CTx-2103 (buspirone) for the treatment of anxiety, which is the most common mental health concern in the United States We believe CTx-2103 has the potential to be the first once-daily formulation of buspirone, one of the most widely prescribed agents in the anxiety market. CTx-2103 is a novel, extended-release tablet that contains the active pharmaceutical ingredient buspirone hydrochloride, a non-benzodiazepine medication, for which there is no evidence of the development or risk of dependency. However, due to its short half-life, buspirone is prescribed to be taken several times a day for management of anxiety, which can be challenging for patients and may lead to sub-optimal treatment outcomes. CTx-2103 will be designed as a once-daily, multi-dose tablet, which we believe will offer clear differentiation and compelling advantages over currently available treatment options.

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

Safety evaluations demonstrated that CTx-2103 is safe and well tolerated. No serious, severe, or clinically meaningful treatment-emergent adverse events (“TEAEs”) occurred during this study. Most TEAEs were mild in severity and were consistent with events expected for buspirone. The evaluation of TEAEs, laboratory examinations, physical examinations, ECG recordings, and measurement of vital signs (blood pressure and pulse rate) revealed no safety concerns for buspirone.

Based on the pharmacokinetic profile seen in the data from the formulation study, CTx-2103 achieved a triple release of buspirone hydrochloride The positive results from this human formulation study provided the critical information needed for us to request a Pre-IND meeting with the FDA to discuss the design of our clinical and regulatory program for CTx-2103. The Pre-IND meeting occurred in the fourth quarter of 2023. We received input from the FDA regarding the regulatory pathway for CTx-2103, and the design of clinical studies for filing of an IND. Based on the FDA’s feedback, CTx-2103 may be able to seek and win approval under the 505(b)(2) pathway, which typically requires less time and resources than the 505(b)(1) full NDA pathway.

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

We are actively seeking a strategic pharmaceutical partnership under which we would license CTx-1301 in the United States, internationally, or both, to ensure successful commercial launches if we receive FDA approval for CTx-1301. We are pursuing opportunities on all fronts and we have partnered with a well-known business development company, Global Pharmaceutical Partners (“GPP”). They are actively seeking to identify viable licensing partners.

In March 2023, we entered into to the Commercialization Agreement with Indegene. Should we be unable to identify an appropriate pharmaceutical partnership, if we receive FDA approval for CTx-1301, Indegene would provide commercialization services for CTx-1301 pursuant to statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services and the fees to be paid by us. Key services that Indegene is expected to provide, include: (a) medical affairs & pharmacovigilance; (b) pricing, reimbursement and market access; (c) commercial operations; and (d) marketing (including field force). See “Material Agreements – Joint Commercialization Agreement with Indegene, Inc.” below.

Manufacturing

Overview

We do not currently own or operate a manufacturing facility. Previously, we utilized Pharmaceutical Manufacturing Research Services, Inc. as our CDMO for the manufacture of our products used in pre-clinical research and clinical trials. In October 2022, we retained Societal as our new CDMO that will manufacture all clinical, registration, and commercial batches of our lead candidate CTx-1301. Societal will dedicate a specific manufacturing suite within its Gainesville, GA facility and outfit it with proprietary equipment owned by us.

Any third-party manufacturers, facilities, and all lots of drug substance and drug products used in our clinical trials are required to be in compliance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities where our products are produced must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products. Any third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. In addition, our drug products are classified as Class II controlled substances which requires any future third-party manufacturers to be approved and regulated by the United States Federal Drug Enforcement Agency (the “DEA”).

Drug Substance

We currently purchase the APIs used in CTx-1301 (Dexmethylphenidate); CTx-1302 (Dextroamphetamine) and CTx-2103 as well as excipients from third-party manufacturers based in the United States. We anticipate entering into commercial supply agreements with many of these manufacturers in the future. The APIs for both CTx-1301 and CTx-1302 are controlled under United States federal law. Dexmethylphenidate, and dextroamphetamine are classified by the DEA as Schedule II controlled substances. As with all stimulate medications, there is a potential for abuse. Consequently, our procurements, manufacturing, shipping, dispensing and storing of our product candidates will be subject to regulation, as described in more detail under the “DEA Regulation” section included elsewhere in this prospectus. The API for CTx-2103 (buspirone) is not as scheduled controlled substance therefore additional DEA regulations will not apply.

Intellectual Property

Proprietary protection

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries and other know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing on our proprietary rights. We have been building and continue to build our intellectual property portfolio relating to our ADHD drug candidates, and our innovative proprietary PTR drug delivery platform technology, and our technology platform. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also intend to rely on trade secrets, know-how, continuing technological innovation, and potential in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Patent rights

We own or have licensed from BDD Pharma six patents and two patent applications in the United States and 93 patents and 19 patent applications in foreign countries and regions. In addition to the United States, we have patents issued or applications pending in Australia, Brazil, Canada, China, Egypt, Europe (with pending applications before the European Patent Office and patents validated with certain member states of the European Patent Organization), Hong Kong, Israel, India, Japan, Mexico, Russia, Saudi Arabia and South Korea. The patents and patent applications describe and claim certain features of our product candidates, our PTR drug delivery platform technology and our EBL, including claims to the product candidates, methods of making the product candidates and treatment methods using the product candidates.

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

Austria, Belgium,

Bulgaria, Czech Republic,

Denmark, Finland,

France, Germany,

Great Britain, Greece,

Hungary, Ireland,

Italy, Japan,

Netherlands, Norway,

Poland, Portugal,

Romania, Slovakia,

Slovenia, Spain,

Sweden, Switzerland,

Turkey, United States

March 2031

WO2016075496	“Pharmaceutical Processing” (A method for making a controlled release material)	DRUG DELIVERY INTERNATIONAL LTD	Europe	United States	November 2035

Family/PCT Application	“Title”/(Type of Patent Protection)	Applicant/Owner	Pending Applications	Issued Patents	Patent Expiry
WO2016075495	“Compositions” (A press coated tablet for delayed release of an active ingredient)	DRUG DELIVERY INTERNATIONAL LTD	Egypt

Australia, Austria,

Belgium, Brazil, Bulgaria,

Canada, Czech Republic, Denmark,

Finland, France,

Germany, Great Britain,

Greece, Hong Kong

Hungary, India, Ireland,

Italy, Japan

Mexico, Netherlands,

Norway, Poland,

Portugal, Romania,

Russia, Saudi Arabia

Slovakia, Slovenia

South Korea, Spain, Sweden,

Switzerland, Turkey,

United States

November 2035

WO2016075497	“Tablet” (A sustained release tablet comprising a wax, a disintegrant and a therapeutic agent)	DRUG DELIVERY INTERNATIONAL LTD	Europe	United States	November 2035

WO2016138440	“Tripulse Release Stimulant Formulations”	CINGULATE THERAPEUTICS LLC	Europe, Hong Kong, South Korea, United States	Australia (2), Canada, Israel	February 2036 (when issued)

WO2022/240849	“Trimodal, Precision-Timed Pulsatile Release Tablet”	CINGULATE THERAPEUTICS LLC	Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Mexico, South Korea, United States		May 2042 (when issued)

WO2023/158694	“Trimodal, Precision-Timed Release Tablet”	CINGULATE THERAPEUTICS LLC	PCT International		Feb 2043 (when issued)

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

Other intellectual property rights

We seek trademark protection in the United States when appropriate, including trade names that could be used with our potential products. We currently have registered trademarks for Cingulate, Cingulate Therapeutics, CTx and Mastery in the United States as well as for the Cingulate Therapeutics logo. We claim to own common law trademark rights in PTR for the good/services for which it is used.

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

If approved, both CTx-1301 and CTx-1302 will compete against currently marketed, branded, and generic methylphenidate and amphetamine products for the treatment of ADHD. Some of these currently available products include Janssen’s Concerta, Novartis’ Focalin XR and Takeda’s Adderall XR and Vyvanse, all of which have lost exclusivity.

In recent years the ADHD market has seen the entrance of many innovative but niche-focused ADHD products that have not commanded the market share of previous oral stimulants, in particular the extended-release oral stimulants. We are aware that we face competition from small biotechnology companies focused in ADHD with niche products including Aytu, Tris, Corium, Ironshore, and Rhodes. However, we do not consider most of these companies to be significant competitors as their products are only capable of capturing small subsets of the overall market and do not employ substantial commercial efforts; whereas we believe our product candidates offer the potential to overcome longstanding unmet needs for the majority of ADHD patients. In addition, Cingulate, along with a potential commercialization or strategic partner, plans to employ appropriate resources to successfully commercialize its assets.

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

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approval and maintaining subsequent compliance with applicable federal, state and local statutes and regulations requires the expenditure of substantial time, personnel, and financial resources. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, labeling, storage, packaging, recordkeeping, tracking, approval, import, export, distribution, advertising and promotion of pharmaceutical products. Failure to comply with the applicable United States regulatory requirements at any time during product development, the approval process, or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution injunctions, fines, consent decrees, refusals of government contracts, restitution, disgorgement, or civil and criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Pharmaceutical product candidates must be approved by the FDA through the NDA process before they may be legally marketed and sold in the United States. Cingulate intends to submit our NDAs under the 505(b)(2) regulatory approval pathway. Development and approval of drugs generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practice (“GLP”) regulations or other applicable regulations;

●	Submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical trials involving humans may begin;

●	Approval by an independent institutional review board (“IRB”) or ethics committee at each clinical trial site before a trial may be initiated at that site;

●	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, other good clinical practices (“GCPs”) and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;

●	Compiling of information demonstrating that the product can be properly formulated, manufactured and stored;

●	Submission of an NDA to the FDA for marketing approval, including payment of application user fees;

●	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with cGMPs and assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	Possible FDA audit of the clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the NDA; and

●	FDA review and approval of the NDA, including satisfactory completion of an FDA advisory committee review of the product candidate, where appropriate or if applicable, prior to any commercial marketing or sale of the product in the United States.

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

In addition, an IRB representing each institution that is participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must thereafter conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The National Institutes of Health’s (“NIH”) Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Clinical trials conducted to support an NDA are generally conducted in three sequential phases that may overlap or be combined.

●	Phase 1 - clinical trials generally involve a relatively small number of healthy volunteers who are initially exposed to a single dose or multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the safety, dosage tolerance, structure-activity relationships, mechanism of action, absorption, metabolism, distribution, and excretion in healthy volunteers or subjects with the target disease or condition. Changes to this general format that are suitable to a product candidate or a specific patient population may occur but usually are agreed to in advance with the FDA.

●	Phase 2 - clinical trials typically involve studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

●	Phase 3 - clinical trials are undertaken in larger subject populations to further evaluate dosage, clinical efficacy and safety in an expanded patient population, often at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing. These trials may be done globally to support global registrations so long as the global sites are also representative of the United States population and the conduct of the study at global sites comports with FDA regulations and guidance, such as compliance with GCPs.

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

After the FDA evaluates an NDA, it will issue either an approval letter or a complete response letter (“CRL”). An approval letter authorizes the commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and that the application will not be approved in its present form. A CRL generally describes the deficiencies in the NDA identified by the FDA and may require substantial additional clinical data or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Additionally, the CRL may include recommended actions that the applicant might take to place the application in a condition for approval. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter to the applicant. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA may decide that the NDA does not satisfy the regulatory criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than the sponsor interprets the same data.

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

The FDA may also place restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk evaluation and mitigation strategy (“REMS”) plan in addition to the approved labeling, to help ensure that the benefits of the drug outweigh its risks. A REMS could include medication guides for patients, communication plans for health care professionals, and/or elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, restricted distribution requirements, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the NDA must submit a proposed REMS plan. The FDA will not approve the NDA without an approved REMS, if required. Based on the required warnings included in the approved labeling of drug products containing the same drug substance as our product candidates (dexmethylphenidate and dextroamphetamine), we expect that as part of the NDA review and approval process, FDA will require at least some of our product candidates, in particular CTx-1301 and CTx-1302, to include black box warnings as part of their labeling.

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

Hatch-Waxman Act and New Drug Marketing Exclusivity

Under the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute and also enacted Section 505(b)(2) of the FDCA. To obtain approval of a generic drug, an applicant must submit an Abbreviated New Drug Applications (“ANDA”), to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the RLD. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. In contrast, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. The FDA may then approve the new product for all or some of the label indications for which the RLD has been approved, or for any new indication sought by the Section 505(b)(2) applicant, as applicable.

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

Pediatric Clinical Trials and Exclusivity

Under the Pediatric Research Equity Act (“PREA”), an NDA or certain types of supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers.

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

The Food and Drug Administration Safety and Innovation Act, which was signed into law on July 9, 2012, amended the FDCA to require that a sponsor who is planning to submit an NDA for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“iPSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. The iPSP must include an outline of the pediatric trial(s) that the sponsor plans to conduct, including objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric trials along with supporting information. The FDA and the sponsor must reach an agreement on the iPSP, but the sponsor can submit amendments to an agreed-upon iPSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and other clinical development programs. We have submitted our iPSP, and it was accepted. We continue to be in discussions with the FDA regarding our PREA obligations.

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

In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws regulate the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Moreover, the Drug Supply Chain Security Act (“DSCSA”) was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of prescription drug products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

DEA Regulation

The active ingredients in our current drug product candidates are listed by the DEA as controlled substances under the Controlled Substances Act of 1970 (“CSA”). The CSA and its implementing regulations establish a closed chain of distribution for entities handling controlled substances and impose registration, record-keeping and reporting, security, storage, procurement, manufacturing, distribution, importation, exportation, labeling, packaging, and other requirements on such entities. The DEA requires individuals or entities that handle controlled substances to comply with these requirements to ensure legitimate use and prevent diversion of controlled substances to illicit channels of commerce.

The CSA categorizes controlled substances into one of five schedules, Schedule I, II, III, IV or V, depending on the potential for abuse and physical or psychological dependence. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the United States and lack accepted safety for use under medical supervision. They may not be marketed or sold for dispensing to patients in the United States Pharmaceutical products having a currently accepted medical use and that are otherwise approved for marketing may be listed as Schedule II, III, IV, or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence. Schedule II substances (as well as substances defined as narcotics in any Schedule) are subject to the strictest requirements for registration, security, recordkeeping and reporting, and the distribution and dispensing of these substances are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist in most situations, unless they are electronically prescribed pursuant to DEA regulations, and may not be refilled. The active ingredients in our product candidates (dexmethylphenidate and dextroamphetamine) are Schedule II controlled substances and are under various restrictions. Consequently, the procurement, manufacturing, shipping, storage, sales and use of the products, if approved, will be subject to a high degree of regulation.

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

Within the Medicare program, CTx-1301, CTx-1302 and CTx-2103, which, if approved would likely be self-administered drugs, would likely be reimbursed under the expanded prescription drug benefit known as Medicare Part D. This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government. These plans develop formularies that determine which products are covered and what co-pay will apply to covered drugs. The plans have considerable discretion in establishing formularies and tiered co-pay structures, negotiating rebates with manufacturers and placing prior authorization and other restrictions on the utilization of specific products, subject to review by the Centers for Medicare and Medicaid Services (“CMS”) for discriminatory practices. These Part D plans negotiate discounts with drug manufacturers, which are passed on, in whole or in part, to each of the plan’s enrollees through reduced premiums.

If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicare Prescription Drug Improvement and Modernization Act of 2003 as well as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 (“OBRA”) and the Veterans Health Care Act of 1992, each as amended. Among other things, the OBRA requires drug manufacturers to pay rebates on prescription drugs to state Medicaid programs and empowers states to negotiate rebates on pharmaceutical prices, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

Third-party payors, including the United States government, continue to apply downward pressure on the reimbursement of pharmaceutical products. For example, the Inflation Reduction Act of 2022 reduces the US government reimbursement for some drugs. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations may result in lower reimbursement for pharmaceutical products. We expect that these trends will continue as these payors implement various proposals or regulatory policies. There are currently, and we expect that there will continue to be, a number of federal and state proposals to implement controls on reimbursement and pricing, directly and indirectly.

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

Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The federal Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

●	The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalty laws, prohibit, among other things, knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the United States government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the United States government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the United States government. Actions under these laws may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. The federal government uses these laws, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the United States, for example, in connection with the promotion of products for unapproved uses and other allegedly unlawful sales and marketing practices;

●	The United States Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal, civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collective, “PPACA”), among other things, imposes reporting requirements on manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare, Medicaid, or the Children’s Health Insurance Program to report, on an annual basis, to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and, beginning in 2022 for payments and other transfers of value provided in the previous year, certain advanced non-physician health care practitioners), teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;

●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;

●	State laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act, as well as state and local laws that require the registration of pharmaceutical sales representatives; and

●	State laws and foreign laws and regulations (particularly European Union laws regarding personal data relating to individuals based in Europe) that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

In November 2020, the United States Department of Health and Human Services (“DHHS”) finalized significant changes to the regulations implementing the Anti-Kickback Statute, with the goal of offering the healthcare industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants.

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

As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020, incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to the DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”), which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extended the CARES Act suspension period to March 31, 2021. The most recently enacted pandemic-relief legislation, the American Rescue Plan Act of 2021, which was signed into law on March 11, 2021, also includes significant healthcare system reforms and programs intended to strengthen the insurance marketplace established under the PPACA, among others. In addition, other legislative changes that affect the pharmaceutical industry have been proposed and adopted in the United States since the ACA was enacted. For example, the Inflation Reduction Act of 2022 included, among other things, a provision that authorizes CMS to negotiate a “maximum fair price” for a limited number of high-cost, single-source drugs every year, and another provision that requires drug companies to pay rebates to Medicare if prices rise faster than inflation.

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

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the United States Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

The FDA’s and other regulatory authorities’ policies also may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. For example, in December 2016, the 21st Century Cures Act (the “Cures Act”) was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Data Privacy and the Protection of Personal Information

We are regulated by laws and regulations governing data privacy, security, and the protection of personal information, including health information, that are applicable to our business and associated data processing activities. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues globally which will continue to affect our business. In the United States, we may be subject to state data breach notification laws, state laws protecting the privacy and security of health and personal information and federal and state consumer protections laws which regulate the collection, use, disclosure and transmission of personal information. These laws may overlap and conflict with each other, and each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable data protection laws and regulations we could be subject to penalties or sanctions, including criminal penalties. Our current and future customers and research partners must comply with laws governing the privacy and security of health information, including HIPAA and state health information privacy laws. If we knowingly obtain health information that is protected under HIPAA, called “protected health information,” without observing the correct protocols which may include execution of a business associate agreement, implementation of privacy or security measures, and other obligations, our customers or research collaborators may be subject to enforcement actions, and we may have direct liability for the unlawful receipt of protected health information or for aiding and abetting a HIPAA violation.

State laws protecting health and personal information are becoming increasingly stringent. For example, California has implemented the California Confidentiality of Medical Information Act, which imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Washington has enacted the My Health My Data Act, which will (with certain exceptions) become effective on March 31, 2024, and Nevada’s Consumer Health Privacy Law will enter into force on March 31, 2024. The development of general state privacy laws has been even more rapid. In 2020 California implemented the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA reflects several key concepts included in the European Union General Data Protection Regulation (“GDPR”). The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. On January 1, 2023, the California Privacy Rights Act (“CPRA”) entered into force and significantly modified the CCPA. This may result in further uncertainty, additional costs and expenses in an effort to comply, as well as additional potential for harm and liability for failure to comply. In addition to California, twelve other states have enacted state data privacy laws, and in five of these states – Colorado, Connecticut, Nevada, Utah and Virginia – these laws have entered into force in 2023. Other states in the U.S. are considering privacy laws similar to CCPA/CPRA and other state privacy laws.

When we do business and/or conduct clinical trials in the UK or the EEA (i.e., the EU plus Liechtenstein, Norway and Iceland), we are subject to the GDPR as well as the GDPR as saved into United Kingdom law by virtue of section 3 of the United Kingdom’s European Union (Withdrawal) Act 2018 and the UK’s Data Protection Act 2018 (the “UK GDPR”). The GDPR and UK GDPR apply to business colleagues, employees, service providers, trial participants and other individuals like investigators or CRO employees who are residents of the UK or EEA. Violations of the UK GDPR and/or the GDPR can carry hefty fines of up to EUR 20 million / £17.5 million or 4% of the total annual worldwide revenue in the preceding financial year, whichever is higher.

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

Material Agreements

Joint Commercialization Agreement with Indegene, Inc.

On March 7, 2023, we entered into the Commercialization Agreement with Indegene. The Commercialization Agreement governs the general terms under which Indegene would provide commercialization services for CTx-1301, if we receive FDA approval for CTx-1301 and should we be unable to identify an appropriate pharmaceutical partnership, upon our request. Pursuant to the Commercialization Agreement, the parties will enter into statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services, and the fees to be paid by us. Each statement of work will be governed by the terms of the Commercialization Agreement, unless expressly modified in such statement of work. We may elect to receive the following services from Indegene: (a) medical affairs & pharmacovigilance; (b) pricing, reimbursement and market access; (c) commercial operations; and (d) marketing (including field force). The parties will negotiate in good faith any changes to the services provided by Indegene due to changes in circumstances or priorities established by us.

The Commercialization Agreement will expire three years after the launch of CTx-1301. We may terminate the Commercialization Agreement upon six (6) months prior written notice to Indegene with no fee payable by us to Indegene. Indegene may terminate the Commercialization Agreement upon twelve (12) months prior written notice to us. In addition, either party may terminate the Commercialization Agreement upon thirty (30) days prior, written notice if: (i) the FDA notifies us that it will not approve our NDA for CTx-1301; or (ii) we suspend or terminate our clinical development program for CTx-1301 in the United States. Either party may terminate the Commercialization Agreement upon thirty (30) days prior, written notice for material, uncured breaches or immediately in the event of the other party’s bankruptcy.

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

Patent and Know-How License Agreement with BDD Pharma

We entered into a patent and know-how license agreement with BDD Pharma in August 2018, which we refer to as the BDD Pharma License Agreement. Pursuant to the BDD Pharma License Agreement, we have an exclusive license under technology, patents and know-how owned or controlled by BDD Pharma and relating to a barrier layer for controlled drug release in order to develop, manufacture, market, use, import, sell or otherwise supply and commercialize products that (i) deliver three distinct doses of dextroamphetamine, dexmethylphenidate or any methylphenidate based or any amphetamine based drug, (ii) have an extended release in vitro over a period of more than eight hours or (iii) are otherwise covered by the patents or are made, developed or used in accordance with the know-how. We also have the right to apply for marketing approvals and carry out clinical trials for the purpose of obtaining marketing approvals of such products. The rights granted to us are worldwide and exclusive in the field of the treatment of any disease or disorder in humans amenable to treatment with a methylphenidate-based or amphetamine-based drug or mixture or combination thereof. We have the right to sublicense the rights granted to us, subject to certain conditions.

BDD Pharma was entitled to a payment of $198,625 in connection with execution of the BDD Pharma License Agreement. We may be required to pay BDD Pharma aggregate milestone payments of $750,000 ($250,000 of which has already been paid) for each product in connection with clinical trial and regulatory milestones, with different dose strengths of a product being considered the same product for purposes of milestone payments. We may be required to pay BDD Pharma low to mid-single digit royalties on aggregate net sales of products. We may also be required to pay BDD Pharma low to mid-single digit royalties on aggregate net receipts of products based on sales made by our sublicensees and non-royalty sublicensing consideration that we receive.

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

As of December 31, 2023, we employed thirteen (13) employees. Of these, six (6) are engaged in research and development and manufacturing activities, and seven (7) in general and administrative functions. All of our employees are located in the United States. We utilize outside consultants and independent contractors to supplement our full-time workforce. None of our employees are represented by a labor organization or are under a collective-bargaining arrangement. We consider our employee relations to be good.

Corporate Information

Cingulate Inc. is a Delaware corporation that was formed in May 2021 to serve as a holding company. CTx is a Delaware limited liability company that was formed in November 2012. In connection with the consummation of our initial public offering (“IPO”), on September 29, 2021, Cingulate Inc. acquired CTx through the merger of a wholly-owned acquisition subsidiary of Cingulate Inc. with and into CTx (the “Reorganization Merger”). As a result of the Reorganization Merger, CTx became a wholly-owned subsidiary of Cingulate Inc. Unless otherwise stated or the context otherwise requires, all information in this prospectus reflects the consummation of the Reorganization Merger and the IPO.

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

●	We are a biopharmaceutical company with a limited operating history and need additional capital to continue operations, including to advance and commercialize our product candidates.

●	We have incurred a history of operating losses and expect to continue to incur substantial costs for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

●	We need to raise significant additional capital to continue operations, including to complete the development and commercialization efforts for CTx-1301, CTx-1302 and/or CTx-2103. If we are unable to raise additional capital, we could be required to seek bankruptcy protection or other alternatives that would likely result in our securityholders losing some or all of their investment in us.

●	If we fail to regain and maintain compliance with the continued listing requirements of Nasdaq, our common stock and/or warrants may be delisted and the price of our common stock and/or warrants and our ability to access the capital markets could be negatively impacted.

●	We are dependent primarily on the successful development and commercialization of our product candidates, CTx-1301 and CTx-1302 for the treatment of ADHD and CTx-2103 for the treatment of anxiety, which are in either in product/early clinical development (CTx-2103), clinical development (CTx-1301) or planned for future product development (CTx-1302) and are not yet approved. We cannot give any assurance that we will receive regulatory approval for such product candidates or any other product candidates, which is necessary before they can be commercialized.

●	Even if we obtain regulatory approval for CTx-1301, CTx-1302 and CTx-2103, such approval may be limited, and we will be subject to stringent, ongoing government regulation. The commercial success of our product candidates, if approved, depends partially upon attaining market acceptance by physicians, patients, third-party payors, and the medical community.

●	Social issues around the abuse of opioids and stimulants, including law enforcement concerns over diversion and regulatory efforts to combat abuse, could decrease the potential market for our product candidates.

●	Our business is subject to extensive regulatory requirements, and our product candidates that obtain approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

●	We rely on limited sources of supply for CTx-1301 and CTx-1302 as these are scheduled products, and any disruption in the chain of supply may impact production and sales of CTx-1301 and CTx-1302 and cause delays in developing and commercializing our product candidates.

●	We rely on third parties to manufacture and package our product candidates and to conduct our clinical trials and our regulatory submissions for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the manufacture and delivery of our product candidates, completion of such trials and/or regulatory submissions.

●	We will rely on third parties to commercialize our product candidates and we may rely on third parties to perform many essential services for any products that we commercialize, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize CTx-1301, CTx-1302, and/or CTx-2103 will be significantly impacted and we may be subject to regulatory sanctions.

●	If we are not able to maintain or establish collaborations, we may have to alter our development and commercialization plans.

●	We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing any growth.

●	Our research and development is focused on discovering and developing product candidates, which may not make it to the market.

●	We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

●	If our intellectual property related to our products or product candidates is not adequate, we may not be able to compete effectively in our market.

●	An active trading market for our securities may not be sustained.

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

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially early-stage pharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to, among other things:

●	successfully implement or execute our business plan, and we cannot assure you that our business plan is sound;

●	successfully complete product development/formulation, and clinical trials for CTx-1301, CTx-1302, and/or CTx-2103 as well as for the marketing of any or all products;

●	successfully manufacture or have manufactured clinical product and establish commercial drug supply in light of the manufacturing delays we experienced with respect to the clinical supply of CTx-1301 at our former contract manufacturing organization (“CMO”);

●	raise sufficient funds in the capital markets or otherwise to effectuate our business plan, including the completion of our Phase 3 clinical program for CTx-1301;

●	secure adequate intellectual property protection for our products;

●	attract and retain an experienced management and advisory team in light of the departure of executive officers and other employees in December 2023;

●	secure acceptance of our drug candidates in the medical community and with third-party payors and consumers;

●	secure a partnership for CTx-1301 or our other product candidates;

●	launch commercial sales of our drug candidates, whether alone or in partnership with others;

●	comply with post-marketing regulatory requirements; and

●	utilize the funds that we do have and/or raise in the future to efficiently execute our business strategy.

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

We have never generated revenue from operations, are unlikely to generate revenues for several years, and are currently operating at a loss and expect our operating costs will increase significantly as we incur costs related to formulation/manufacturing development, the clinical trials for our drug candidates and operating as a public company. We expect to incur expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize our product candidates, CTx-1301, CTx-1302 and CTx-2103. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we obtain regulatory approval for CTx-1301, CTx-1302 and/or CTx-2103, development expenses will continue to increase for any future assets. As we conduct CTx-1301 Phase 3 clinical trials in pursuit of FDA approval, we will incur additional clinical development expenses.

We have incurred recurring losses since inception and had an accumulated deficit of approximately $92.9 million as of December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we are unable to obtain further funding, we may be unable to continue operations. Although we continue to pursue these plans, there can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with manufacturing and clinical development, such as conducting clinical trials, manufacturing operations and product candidate supply, as well as marketing and selling any products approved for sale. In particular, our Phase 3 trials in the United States require substantial funds to complete. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our securities and our ability to raise capital.

We will need to raise significant additional capital to continue operations. If we are unable to raise capital, we could be required to seek bankruptcy protection or other alternatives that would likely result in our securityholders losing some or all of their investment in us.

We will need to raise significant additional capital to continue operations and continue to support our planned development and commercialization activities. We believe that our cash on hand will satisfy our capital needs until late second quarter of 2024 under our current business plan. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. The amount and timing of our future funding requirements will depend on many factors, including:

●	the timing, rate of progress and cost of any clinical trials and other manufacturing/product development activities for our current and any future product candidates that we develop, in-license or acquire;

●	the results of the clinical trials for our product candidates in the United States and any foreign countries;

●	the timing of, and the costs involved in, FDA approval and any foreign regulatory approval of our product candidates, if at all;

●	the number and characteristics of any additional future product candidates we develop or acquire;

●	our ability to establish and maintain strategic partnerships, licensing, co-promotion or other arrangements and the terms and timing of such arrangements;

●	the cost of commercialization activities if our current or any future product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;

●	the degree and rate of market acceptance of any approved products;

●	costs under our third-party manufacturing and supply arrangements for our current and any future product candidates and any products we commercialize;

●	costs and timing of completion of any additional outsourced commercial manufacturing or supply arrangements that we may establish;

●	the willingness of our third party service providers to continue to provide services based on our limited liquidity and those service providers not requiring pre-payment for services;

●	costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;

●	costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;

●	costs associated with any product recall that could occur;

●	costs of operating as a public company;

●	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

●	costs associated with any acquisition or in-license of products and product candidates, technologies or businesses; and

●	personnel, facilities and equipment requirements.

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

In late 2023, we initiated several cost cutting measures. These measures include reductions in employee base salaries and a review of essential vendors. In addition, non-management members of the Board have agreed to defer their cash Board fees until a future date. If we are unable to raise additional capital when required or on acceptable terms or if we are unable to enter into strategic collaborations for CTx-1301, CTx-1302, and/or CTx-2103, we may be required to further restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our securityholders losing some or all of their investment in us. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights. In addition, WFIA holds pre-funded warrants to purchase 1,036,008 shares of our common stock. Upon any exercise of such pre-funded warrants, your ownership interest in our company will be diluted.

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

We are subject to tax laws, regulations and policies of the jurisdictions in which we do business, which may include United States federal, state, and local governments and taxing authorities in foreign jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and otherwise adversely affect our tax positions and/or our tax liabilities. The income tax rules in the jurisdictions in which we operate are constantly under review by taxing authorities and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or our stockholders. We are unable to predict what tax proposals may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall effective tax rates in the future in jurisdictions where we have operations, and increase the complexity, burden, and cost of tax compliance.

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

The report of our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2023 and December 31, 2022 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Since inception, we have experienced recurring operating losses and negative cash flows, and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we are unable to obtain funding, we may be unable to continue operations. Although we continue to pursue these plans, there can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

We are dependent primarily on the successful development and commercialization of our product candidates, CTx-1301 and CTx-1302 for the treatment of ADHD and CTx-2103 for the treatment of anxiety, which are either in product/early clinical development (CTx-2103), clinical development (CTx-1301) or planned for future product development (CTx-1302) and are not yet approved. We cannot give any assurance that we will receive regulatory approval for such product candidates or any other product candidates, which is necessary before they can be commercialized.

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

Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on their successful development, regulatory approval, and eventual commercialization. The success of our product candidates will depend on many factors, including, but not limited to:

●	successful completion of product development and requisite clinical trials;

●	successful completion and achievement of endpoints in our clinical trials;

●	demonstration that the risks involved with our product candidates are outweighed by the benefits;

●	successful development of our manufacturing processes for our product candidates, including entering into and maintaining arrangements with third-party manufacturers;

●	successful completion of an FDA preapproval inspection of the facilities used to manufacture our product candidates, as well as select clinical trial sites;

●	receipt of timely marketing approvals from applicable regulatory authorities, including the determination by the DEA of the controlled substance schedule for a product candidate, taking into account the recommendation of the FDA;

●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates and otherwise protecting our rights in our intellectual property portfolio;

●	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs;

●	launching commercial sales of product candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of our drug product candidates, if approved, by patients, the medical community and third-party payors;

●	competing effectively with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement; and

●	maintaining a continued acceptable safety and efficacy profile of the drug products following approval.

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

We are not permitted to market our drug product candidates in the United States until we receive the respective approval of a NDA from the FDA. The time required to obtain approval, if any, by the FDA is unpredictable, but typically takes multiple years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the type, complexity and novelty of the product candidates involved. We have not submitted a marketing application such as an NDA to the FDA or any similar application to any other regulatory authority in any jurisdiction.

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

●	could determine that we cannot rely on the 505(b)(2) regulatory approval pathway for CTx-1301, CTx-1302, CTx-2103 or any other product candidate that we may identify and develop;

●	could determine that the information provided by us as part of an IND or NDA is inadequate, contains clinical deficiencies or otherwise fails to demonstrate safety and effectiveness of any of our product candidates for any indication;

●	may not find the data from bioequivalence studies and/or clinical trials sufficient to support the submission of an NDA or to obtain marketing approval in the United States, including any findings that the safety risks outweigh clinical and other benefits of our product candidates;

●	may require us to perform additional studies to demonstrate the safety, efficacy, pharmacokinetics, or other properties of our product candidates prior to approval, or require such studies as a condition of approval;

●	may disagree with our clinical trial designs or our interpretation of data from product development manufacturing data, bioequivalence studies and/or clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our trials;

●	may determine that we inappropriately relied on a certain listed drug or drugs for our 505(b)(2) NDA or that approval of our applications for CTx-1301, CTx-1302, CTx-2103 or any other product candidate is blocked by patent or non-patent exclusivity of the listed drug or drugs;

●	may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the supply of the API used in our product candidates;

●	may identify deficiencies in our own manufacturing processes or our proposed scale-up of the manufacturing processes or facilities for the production of our product candidates;

●	may approve our product candidates for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;

●	may change its approval policies or adopt new regulations; or

●	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.

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

It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete product/manufacturing development and then conduct clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of development. The outcome of early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Interpretation of results from early, usually smaller, studies that suggest positive trends in some subjects, requires caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidates. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints, or lack of trial endpoints in studies, subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in early and later stage clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Our development costs may also increase if we experience delays in testing, clinical trials, manufacturing or obtaining marketing approvals. For example, our development costs increased for CTx-1301 due to rescheduling of the Phase 3 fixed-dose study as a result of manufacturing delays for the final dosage strengths needed for that study. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. In late 2023, we announced a change in the clinical development plan for CTx-1301 based on feedback from FDA, and accordingly stopped enrollment in two Phase 3 trials of CTx-1301. We may need to restart these trials and/or start new trials in order to win regulatory approval of CTx-1301. We may find it difficult or impossible to restart or start such clinical trials.. Significant product manufacturing or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

Obtaining regulatory approval for clinical trials of CTx-1301 and CTx-1302 in children and adolescents may require additional studies and/or longer duration of studies since the requirements for regulatory approval for the pediatric populations are more stringent.

Pediatric drug development may require additional studies to determine safe dosing and long-term safety. These additional studies may require investment of significant additional resources beyond those required for regulatory approval of the drugs in adults. Although, we have stopped enrollment in the pivotal Phase 3 fixed-dose pediatric and adolescent safety and efficacy study of CTx-1301 and the Phase 3 pediatric dose-optimization onset and duration study of CTx-1301, we may have to restart and complete these and other trials in order to obtain approval. Approval of CTx-1301 and CTx-1302 may be delayed due to these additional requirements and this may have an adverse effect on the commercial prospects of CTx-1301 and CTx-1302, as well as delay our ability to generate product revenue, possibly materially. In addition, as a result of COVID-19 (or other potential pandemics), there may be a smaller pool of children from which we can enroll for our clinical trials. We cannot guarantee that we will receive regulatory approval to commercialize our product candidates in the pediatric populations or the adult population.

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

Our product candidates CTx-1301 and CTx-1302 contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Before we can commercialize our product candidates, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. Our CTx-1301 and CTx-1302 product candidates, if approved, will be regulated as “controlled substances” as defined in the CSA and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, our contract manufacturers and distributors, as well as prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in the manufacturing and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

If any of our products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including, but not limited to:

●	the FDA may require additional clinical testing or clinical trials or costly post-marketing testing and surveillance to monitor the safety and efficacy of the product;

●	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution;

●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients, or we may be required to implement a REMS to ensure that the benefits of the product outweigh the risks;

●	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

●	we may be required to change the way the product is distributed or administered;

●	we may need to voluntarily recall our products;

●	we could be sued and held liable for harm caused to individuals exposed to or taking our product candidates; or

●	our reputation may suffer.

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

Even if we obtain and maintain regulatory approval of our product candidates in one jurisdiction, such approval does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate within the United States comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical studies or clinical trials as investigations conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions.

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

Moreover, the acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, any foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction.

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

Patient enrollment is affected by other factors including:

●	the severity of the disease under investigation;

●	the eligibility criteria for the study in question;

●	the perceived risks and benefits of the product candidate under study;

●	the efforts to facilitate timely enrollment in clinical trials;

●	the patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	the proximity and availability of clinical trial sites for prospective patients; and

●	factors we may not be able to control, such as potential pandemics that may limit subjects, principal investigators or staff or clinical site availability.

We recently announced a change in the clinical development plan for CTx-301 based on feedback from FDA, and accordingly stopped enrollment in two Phase 3 trials of CTx-1301. We may need to restart these trials and/or start new trials in order to win regulatory approval of CTx-1301. We may find it difficult or impossible to restart or start such clinical trials.

Even if we obtain regulatory approval for CTx-1301, CTx-1302, and/or CTx-2103, such approval may be limited, and we will be subject to stringent, ongoing government regulation .

Even if regulatory authorities approve CTx-1301, CTx-1302, and/or CTx-2103 for commercialization, the FDA could approve less than the full scope of indications or labeling claims that we seek or may otherwise require special warnings or other restrictions on their use or marketing. Regulatory authorities may limit the segments of the target population to which we or others may market CTx-1301, CTx-1302, and/or CTx-2103 or limit the target population for our other product candidates. The advantages of CTx-1301, CTx-1302, and/or CTx-2103 may not be agreed to by the FDA or other regulatory authorities or such authorities may otherwise object to the inclusion of related claims in product labeling or advertising and, as a result CTx-1301, CTx-1302, and/or CTx-2103 may not have our expected competitive advantages when compared to other similar products. In particular, the FDA may limit labeling claims based upon the duration of efficacy of our products. In addition, any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance.

If we obtain regulatory approval for any of our product candidates, activities such as the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and record keeping for the products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs. The FDA or comparable regulatory authorities may also impose requirements for costly post-marketing nonclinical studies or clinical trials (often called “Phase 4 trials”) and post-marketing surveillance to monitor the safety or efficacy of the product. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, production problems or issues with the facility where the product is manufactured or processed, such as product contamination or significant not-compliance with applicable cGMPs, a regulator may impose restrictions on that product, the manufacturing facility or us. Accordingly, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA submission to the FDA or any other type of domestic or foreign marketing application. If we or our third-party providers, including our CMOs fail to comply fully with applicable regulations, then we may be required to initiate a recall or withdrawal of our products.

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

We may become subject to litigation or governmental investigations in the United States and/or foreign jurisdictions that may arise from the conduct of our business. Like many companies in our industry, we may from time to time receive inquiries and subpoenas and other types of information requests from government authorities and we may be subject to claims and other actions related to our business activities.

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

Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the United States Patent and Trademark Office (“USPTO”). The FDA typically conducts a review of proposed product names, including an evaluation of whether proposed names may be confused with other product names. The FDA may object to any product name we submit if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product names, we may be required to adopt an alternative name for our product candidates, which could result in further evaluation of proposed names with the potential for additional delays and costs.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved or cleared by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, COVID-19 spread worldwide. The coronavirus pandemic led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which a pandemic, epidemic or outbreak of an infectious disease impacts our operations or those of our third-party partners, including our development studies or clinical trial operations, will depend on future occurrences, which are highly uncertain and cannot be predicted with confidence, including the duration of any outbreak and the actions to contain or treat its impact, among others. Although the majority of our operations are conducted in the United States, the spread of an infectious disease globally could adversely impact our product candidate development or clinical trial operations in the United States and abroad. Any negative impact infectious diseases have on patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Some factors that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, in the event of a pandemic, epidemic or outbreak of an infectious disease include:

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	delays or difficulties in enrolling or retaining participants in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

●	changes in local regulations as part of a response to a pandemic, epidemic or infectious disease, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial participant visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

●	risk that participants enrolled in our clinical trials will acquire an infectious disease while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

●	interruptions in preclinical studies due to restricted or limited operations at our research and development facilities;

●	the potential negative effect on the operations of our third-party manufacturers;

●	delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of employees;

●	limitations in employee resources at third-party CROs that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

●	refusal of the FDA or other regulatory authorities to accept data from clinical trials in affected geographies; and

●	delays in FDA pre-approval inspections, which are a prerequisite for approval.

Risks Related to Commercialization

Recently enacted and future policies and legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the reimbursement made for any product candidate for which we receive marketing approval.

Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. In the United. States, for example, the PPACA was enacted in 2010 to expand healthcare coverage and made significant changes to drug reimbursement. Other legislative changes that affect the pharmaceutical industry have been proposed and adopted in the United States since PPACA was enacted. For example, the Inflation Reduction Act of 2022 included, among other things, a provision that authorizes CMS to negotiate a “maximum fair price” for a limited number of high-cost, single-source drugs every year, and another provision that requires drug companies to pay rebates to Medicare if prices rise faster than inflation. Complying with any new legislation could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, in 2017, California’s governor signed a prescription drug price transparency state bill into law, requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs that exceed a specified threshold. Both Congress and state legislatures are considering various bills that would reform drug purchasing and price negotiations, allow greater use of utilization management tools to limit Medicare Part D coverage, facilitate the import of lower-priced drugs from outside the United States and encourage the use of generic drugs. Such initiatives and legislation may cause added pricing pressures on our products.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services. Moreover, the Biden Administration, including the Secretary of the United States Department of Human and Health Services, has indicated that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful.

Other proposed regulatory actions affecting manufacturers could have a material adverse effect on our business. It is difficult to predict the impact, if any, of any such proposed legislative and regulatory actions or resulting state actions on the use and reimbursement of our products in the United States, but our results of operations may be adversely affected.

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

A significant trend in the United States healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize in the future and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval in the future. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to approved ANDAs. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug (“RLD”) and must demonstrate to the FDA that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD. If any such competitor or third party is able to demonstrate bioequivalence without infringing our patents, then this competitor or third party may then be able to introduce a competing generic product onto the market.

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

We rely on limited sources of supply for CTx-1301 and/or CTx-1302 as these are scheduled products, and any disruption in the chain of supply may impact production and sales of CTx-1301 and/or CTx-1302 and cause delays in developing and commercializing our product candidates.

The NDAs we plan to submit for CTx-1301 and/or CTx-1302 will include our proposed manufacturing process for each product candidate. Any change to our manufacturing process, facilities or suppliers could require that we amend our NDA. Any change to our manufacturing process, facilities or suppliers could require that we amend our NDA. Also, because of our proprietary processes for manufacturing our product candidates, we cannot immediately transfer manufacturing activities for our drug products to an alternate supplier, and a change of manufacturing facilities would be time- consuming and could be a costly endeavor. For example, in October 2022, we announced a new CMO. The CTx-1301 fixed-dose study was delayed while the manufacturing process with the new CMO was established to manufacture the final dosage strengths needed for the fixed-dose study. Potential future changes in manufacturing facilities would also require us to supplement our NDA filings to include the change of manufacturing site. Identifying an appropriately qualified source of alternative supply for any one or more of the component substances for our product candidates or product could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our product candidates. Any alternative vendor would also need to be qualified through an NDA supplement and may need to undergo an FDA inspection before the supplement can be approved, which could result in further delay, including delays related to additional clinical trials.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of components and APIs on a timely basis and at commercially reasonable prices, including if our suppliers did not receive adequate DEA quotas for the supply of certain scheduled components, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, commercialization of our product candidates, and clinical trials of future potential product candidates, may be delayed or we could lose potential revenue and our business, financial condition, results of operation and reputation could be adversely affected.

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

We are actively seeking a strategic pharmaceutical partnership under which we would license CTx-1301 in the United States, internationally, or both , to ensure successful commercial launches if we receive FDA approval for CTx-1301. Should we be unable to identify an appropriate pharmaceutical partnership, if we receive FDA approval for CTx-1301, pursuant to the Commercialization Agreement, Indegene would provide commercialization services for CTx-1301, including marketing, sales, market access and distribution, on a fee for service basis.

Potential partners and collaborators include co-commercialization partners, as well as regional, national and international large and mid-size pharmaceutical companies. We may have limited control over the amount and timing of resources that our current and any future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Pursuant to the Commercialization Agreement, we and Indegene will enter into statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services and the fees to be paid by us. We may be unable to negotiate the terms of the statements of work, including the services to be performed by Indegene or the fees payable by us, on terms acceptable to us, or at all. If we are unable to do so, we would have to seek other collaborations for the commercialization of CTx-1301, which may delay commercialization.

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

If we are not able to maintain or establish partnerships or collaborations, we may have to alter our development and commercialization plans.

The development of our product candidates and clinical programs and the potential commercialization will require substantial additional capital. For some of our product candidates, we may need to be able to maintain and further collaborate with co-commercial partners or pharmaceutical companies for the development and/or commercialization of those product candidates.

We are actively seeking a strategic pharmaceutical partnership under which we would license CTx-1301 in the United States, internationally, or both , to ensure successful commercial launches if we receive FDA approval for CTx-1301. Should we be unable to identify an appropriate pharmaceutical partnership, if we receive FDA approval for CTx-1301, pursuant to the Commercialization Agreement, Indegene would provide commercialization services for CTx-1301, including marketing, sales, market access and distribution, on a fee for service basis.

We face significant competition in seeking appropriate partners and collaborators. Whether we reach additional definitive agreements for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of product candidates, reduce or delay one or more of our development programs, delay potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Additionally, pursuant to the Commercialization Agreement, we and Indegene would enter into statements of work that would set forth, among other things, the services to be performed by Indegene, the deliverables for such services and the fees to be paid by us. We may be unable to negotiate the terms of the statements of work, including the services to be performed by Indegene or the fees payable by us, on terms acceptable to us, or at all. If we are unable to do so, we may have to seek other collaborations for the commercialization of CTx-1301, which may delay commercialization.

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

We are actively seeking a strategic pharmaceutical partnership under which we would license CTx-1301 in the United States, internationally, or both , to ensure successful commercial launches if we receive FDA approval for CTx-1301. Should we be unable to identify an appropriate pharmaceutical partnership, if we receive FDA approval for CTx-1301, pursuant to the Commercialization Agreement, Indegene would provide commercialization services for CTx-1301, including marketing, sales, market access and distribution, on a fee for service basis. We would substantially rely on Indegene and will substantially rely on any future third-party providers to perform services for us. We may retain additional third-party service providers to perform a variety of functions related to the sale and distribution of any or all of our products, including CTx-1301, CTx-1302, and CTx-2103, if approved, key aspects of which will be out of our direct control. These service providers may provide key services related to distribution, customer service, accounts receivable management and cash collection.

. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to deliver product to meet commercial demand may be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient or if they fail to comply with various requirements, we could be subject to regulatory sanctions.

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

In addition, in many foreign countries, particularly countries within the European Union, the pricing of prescription drugs is subject to government control. In some jurisdictions outside the United States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Moreover, pricing negotiations with governmental authorities in these countries can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in countries outside of the United States, we may be required to conduct additional clinical trials that specifically compares the cost-effectiveness of our products CTx-1301, CTx-1302, and/or CTx-2103 to other available therapies. We may face competition for CTx-1301 and/or CTx-1302 from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be foreign products imported that compete with CTx-1301, CTx-1302, and/or CTx-2103, which could negatively impact our profitability.

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

For our products and any product candidates that obtain regulatory approval and are marketed in the United States, if any, our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to health information privacy and security regulation by United States. federal and state governments and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; actions may be brought by the government or a whistleblower and may include an assertion that a claim for payment by federal health care programs for items and services which results from a violation of the federal Anti-Kickback Statue constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	HIPAA that imposes criminal and civil liability for executing a scheme to defraud any health care benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services; similar to the United States federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation; HIPAA, as amended by HITECH and their respective implementing regulations, which imposes certain obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	The Physician Payments Sunshine Act, enacted as part of the PPACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and/or sell our product candidates, we may be unable to generate any revenue.

We do not currently have an organization for the sale, marketing or distribution of CTx-1301, CTx-1302, or CTx-2103. As a result, we must build this organization, or enter into a marketing collaboration with a third party, in order to commercialize CTx-1301, CTx-1302, and/ or CTx-2103. The establishment and development of our own sales force in the United States to market CTx-1301, CTx-1302, and/or CTx-2103 will be expensive and time consuming and could delay any product launch. We cannot be certain that we would be able to successfully develop this capacity, and even if we do, the cost of establishing and maintaining such an organization may exceed the benefit of doing so.

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

We are actively seeking a strategic pharmaceutical partnership under which we would license CTx-1301 in the United States, internationally, or both , to ensure successful commercial launches if we receive FDA approval for CTx-1301. Should we be unable to identify an appropriate pharmaceutical partnership, if we receive FDA approval for CTx-1301, pursuant to the Commercialization Agreement, Indegene would provide commercialization services for CTx-1301, including marketing, sales, market access and distribution, on a fee for service basis.

We also may enter into additional strategic partnerships with third parties to commercialize our product candidates.

Pursuant to the Commercialization Agreement, we and Indegene would enter into statements of work that would set forth, among other things, the services to be performed by Indegene, the deliverables for such services and the fees to be paid by us. We may be unable to negotiate the terms of the statements of work, including the services to be performed by Indegene or the fees payable by us, on terms acceptable to us, or at all. If we are unable to do so, we would have to seek other collaborations for the commercialization of CTx-1301, which may delay commercialization. We may also have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations and/or ingrained distribution channels. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop or commercialize our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. In December 2023, two executive officers, including our Chief Financial Officer, and two clinical operations employees resigned. On January 25, 2024, we appointed Ms. Callahan as our Senior Vice President and Chief Financial Officer.

In December 2023, four independent members of our Board resigned resulting in our Board consisting of two non-independent directors, one of whom is our Chief Executive Officer. On December 26, 2023, we received a letter from the Staff indicating that, based upon the resignation of three members of our Board on December 12, 2023 and December 13, 2023, we no longer comply with the independent director, audit committee, compensation committee and independent director oversight of director nominations requirements as set forth in Nasdaq Listing Rule 5605 (the “Independent Director Rule”). On February 12, 2024, our Board appointed three independent directors to the Board and subsequently regained compliance with the Independent Director Rule.

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

Due to legal standards relating to patentability, validity, enforceability and scope of claim, patents covering pharmaceutical and biotechnology inventions involve complex legal, scientific and factual questions. Formulation of drug products such as ours with complex release profiles is an area of intense research, publishing and patenting, which limits the scope of any new patent applications. As a result, our ability to obtain, maintain and enforce patents is uncertain and any rights under any existing patents, or any patents we might obtain or license, may not provide us with sufficient protection for our products and product candidates to afford a commercial advantage against competitive products or processes. The patent applications that we own may fail to result in issued patents in the United States or in foreign countries. Even if patents do successfully issue, third parties may challenge their patentability, validity (e.g., by discovering previously unidentified prior art, or a patent-barring event such as a prior public disclosure, use, sale or offer for sale of the invention), enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. For example, United States patents may be challenged by third parties via inter partes review, post grant review, derivation or interference proceedings at the USPTO, and European patents may be challenged via an opposition proceeding at the European Patent Office. Furthermore, if we were to assert our patent rights against a competitor, the competitor could challenge the validity and/or enforceability of the asserted patent rights. Although a granted United States patent is entitled to a statutory presumption of validity, its issuance is not conclusive as to its validity or its enforceability, and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell their approved products and our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our products and product candidates may give rise to claims of infringement of the patent rights of others. There may, for example, be issued patents of third parties of which we are currently unaware, that may be infringed by our products or product candidates, which could prevent us from being able to commercialize our products or product candidates, respectively. Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that our products or product candidates may infringe.

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

Risks Related the Securities Markets and Ownership of Our Securities

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our securities from Nasdaq, and the price of our common stock and/or warrants and our ability to access the capital markets could be negatively impacted.

Our common stock and warrants are currently listed for trading on The Nasdaq Capital Market. We must satisfy the continued listing requirements of Nasdaq, to maintain the listing of our securities on The Nasdaq Capital Market.

On May 16, 2023, we received a notice from the Listing Qualifications Staff (the “Staff”) of Nasdaq stating that we no longer complied with the minimum stockholders’ equity requirement of $2.5 million under the Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”) for continued listing. We submitted a plan of compliance to Nasdaq on June 30, 2023. On July 28, 2023, Nasdaq notified us that it had granted an extension until November 13, 2023 to regain compliance with the Minimum Stockholders’ Equity Rule, conditioned upon achievement of certain milestones included in the plan of compliance previously submitted to Nasdaq, including a plan to raise additional capital. On November 14, 2023, we received a letter from Nasdaq indicating that, based upon our non-compliance with the Minimum Stockholders’ Equity Rule, the Staff had determined to delist our securities from Nasdaq, subject to our request for a hearing before the Nasdaq Hearings Panel (the “Panel”).

On December 26, 2023, we received an additional letter from the Staff indicating that, based upon the resignation of three members of our board of directors on December 12, 2023 and December 13, 2023, we no longer compiled with the independent director, audit committee, compensation committee and independent director oversight of director nominations requirements as set forth in Nasdaq Listing Rule 5605.We timely requested a hearing before the Panel, which was held on February 13, 2024. On February 22, 2024, the Panel notified us that (i) as a result of the appointment of three independent board members on February 12, 2024, we had regained compliance with the board composition requirements of Nasdaq set forth in Nasdaq Listing Rule 5605 and (ii) it granted our request for an exception to evidence continued compliance with the Minimum Stockholders’ Equity Rule through May 13, 2024 (the “Exception”).

Pursuant to the Exception, we are required to provide the Panel with prompt notification of any significant events that occur including any event that may call into question our ability to satisfy the terms of the Exception. The Panel has reserved the right to reconsider the terms of the Exception based on any event, condition or circumstance that exists or develops that would, in the Panel’s opinion, make continued listing of our securities on Nasdaq inadvisable or unwarranted. There can be no assurance that we will be able to evidence the ability to maintain long term compliance with the Minimum Stockholders’ Equity Rule pursuant to the Exception, or that we will ultimately sustain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

On July 28, 2023, we received a notice from Nasdaq indicating that we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq. We were provided a compliance period of 180 calendar days from the date of the notice, or until January 24, 2024, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On November 30, 2023, we effected a reverse stock split of our common stock, and on December 15, 2023, we received notice from Nasdaq that we had regained compliance with the minimum closing bid price requirement. There can be no assurance that we will continue to maintain compliance with the minimum closing bid price requirement or the other Nasdaq listing requirements.

We must satisfy Nasdaq’s continued listing requirements, including, among other things, the Minimum Stockholders’ Equity Rule, or risk delisting, which could have a material adverse effect on our business. If our common stock and warrants are delisted from Nasdaq, it could materially reduce the liquidity of our common stock and warrants and result in a corresponding material reduction in the price of our common stock and warrants as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. If our common stock and warrants are delisted, it could be more difficult to buy or sell our common stock and warrants or to obtain accurate quotations, and the price of our common stock and warrants could suffer a material decline. Delisting could also impair our ability to raise capital on acceptable terms, if at all.

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

The market price for our common stock and warrants may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	actual or anticipated changes in the pace of our corporate achievements or our growth rate relative to our competitors;

●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

●	issuance of new or updated research or reports by securities analysts;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our common stock or warrants;

●	additions or departures of key management or other personnel;

●	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	announcement or expectation of additional debt or equity financing efforts;

●	sales of our common stock or warrants by us, our insiders or our other stockholders; and

●	general economic, market or political conditions in the United States or elsewhere.

In particular, the market prices of clinical-stage companies like ours have been highly volatile due to factors, including, but not limited to:

●	any delay or failure in a clinical trial for our product candidates or receive approval from the FDA and other regulatory agents;

●	developments or disputes concerning our product’s intellectual property rights;

●	our or our competitors’ technological innovations;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies or patents;

●	failure to complete significant transactions or collaborate with vendors in manufacturing our product; and

●	proposals for legislation that would place restrictions on the price of medical therapies.

These and other market and industry factors may cause the market price and demand for our common stock and warrants to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock or warrants and may otherwise negatively affect the liquidity of our common stock and warrants. In addition, the stock market in general, and Nasdaq and emerging growth companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a security has been volatile, holders of that security have instituted securities class action litigation against the company that issued the security. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

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

We identified a material weakness in our internal control over financial reporting. If we are not able to maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be adversely affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Management identified material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2023 as a result of the fact that as of December 31, 2023, we did not have any independent directors. Effective February 12, 2024, our Board appointed Bryan Lawrence as a Class III director to serve until our 2024 annual meeting of stockholders, and each of Jeffrey S. Ervin, and John A. Roberts, as a Class II director to serve until our 2026 annual meeting of stockholders. The Board has affirmatively determined that each the newly appointed directors (i) is independent under the rules of Nasdaq and (ii) meets the heightened standards of independence for compensation and audit committee membership under the applicable rules of the U.S. Securities and Exchange Commission (“SEC”) and Nasdaq. The Board had also determined that Mr. Roberts qualifies as an “audit committee financial expert” under the criteria set forth in Item 407(d)(5) of Regulation S-K. The Board appointed each of the new directors to serve on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board. As a result of the foregoing, the material weaknesses are deemed remediated as of the date of the filing of this Annual Report on Form 10-K.

Although the material weaknesses described above have been remediated, we can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on internal control over financial reporting. When we lose our status as an “emerging growth company,” as defined in the JOBS Act, and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock or warrants may decline.

We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock or warrants could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness or significant deficiencies in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We will incur significantly increased costs as a result of and devote substantial management time to operating as a public company.

As public company, we will incur significant legal, accounting and other expenses. For example, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We will also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our Board, our board committees or as executive officers. In addition, after we no longer qualify as an “emerging growth company,” as defined under the JOBS ACT we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We are just beginning the process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In that regard, we currently do not have an internal audit function, and we will need to hire or contract for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

In addition, in the future, we may issue additional shares of common stock, warrants or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuances could result in substantial dilution to our existing stockholders and could cause the price of our common stock or warrants to decline. WFIA holds pre-funded warrants to purchase 1,028,955 shares of our common stock. Upon any exercise of such pre-funded warrants, your ownership interest in our company will be diluted.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our Board. Our corporate governance documents include provisions:

●	classifying our Board into three classes;

●	authorizing “blank check” preferred stock, which could be issued by our Board without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	limiting the ability of our stockholders to call and bring business before special meetings;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;

●	controlling the procedures for the conduct and scheduling of Board and stockholder meetings; and

●	providing our Board with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

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

Our directors, executive officers and principal stockholders have control over us and could delay or prevent a change of corporate control.

As of March 22, 2024, our directors, current executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 22% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock and warrants by:

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

The exclusive forum provision is limited to the extent permitted by law, and it will not apply to claims arising under the Exchange Act or for any other federal securities laws which provide for exclusive federal jurisdiction.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

Like many of our peer companies, we recognize the significance of cybersecurity threats to our clients and operations. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we use, store and process data including data of our employees, partners, collaborators, and vendors. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of a wide array of architecture and processes. The cyber risk management program falls under the responsibility of our Chief Financial Officer who, in turn, manages our outsourced experts in IT and cyber security. Under the guidance of our Chief Financial Officer, we task reputable third-party IT experts that utilize a wide variety of software to secure the environment.

We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems. We deploy a wide range of security tools across the environment including multifactor authentication, data encryption, cloud-based backups, endpoint monitoring, and dark web monitoring. As a result, we have not identified any material cybersecurity risks and are continuously hardening our environment. Additionally, our program includes regular cybersecurity testing for all employees.

Governance

Our board of directors is responsible for the oversight of cybersecurity risk management. The Chief Financial Officer reports to the board of directors. The Chief Financial Officer provides updates to the board of directors on our cybersecurity risk management program, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards on a regular basis. The Chief Financial Officer also notifies the board of directors of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Kansas City, Kansas, where we lease approximately 14,205 square feet of office space. Our lease expires in May 2025, with an option to extend. We executed a sub-lease of a portion of our Kansas City office space effective March 1, 2024, for a period of twelve month with an option for the sublessee to extend for an six additional months. Our manufacturing activities take place at Societal, our CDMO in Gainesville, Georgia. We believe our current offices, laboratories, and manufacturing spaces are sufficient to meet our needs. We may seek to negotiate new leases or evaluate additional or alternate space to accommodate operations. We believe that appropriate alternative space is readily available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

See Part II-Item 8, Notes to Consolidated Financial Statements and Note 6 – Contingencies, of this annual report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “CING.”

Holders of Record

As of March 22, 2024, we had 223 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

Except with respect to the stock dividend that was effective on September 20, 2021 for the purpose of establishing the correct number of shares outstanding based upon our valuation prior to our IPO, we have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our Board.

Unregistered Sales of Securities

On December 1, 2023, the Company issued 1,150 shares of common stock at a value of $6.12 per share to a consultant. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended.

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

Overview

We are a biopharmaceutical company using our proprietary PTRTM drug delivery platform technology to build and advance a pipeline of next-generation pharmaceutical products designed to improve the lives of patients suffering from frequently diagnosed conditions characterized by burdensome daily dosing regimens and suboptimal treatment outcomes. We are initially focusing our efforts on the treatment of ADHD. Our PTR platform incorporates a proprietary EBL designed to allow for the release of drug substance at specific, pre-defined time intervals, unlocking the potential for once-daily, multi-dose tablets. We believe there remains a significant, unmet need within the current treatment paradigm for true once-daily ADHD stimulant medications with lasting duration and a superior side effect profile to better serve the needs of patients throughout their entire active-day.

Since inception in 2012, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations through public and private capital raised. Cumulative capital raised from these sources, including debt financing, was approximately $79.0 million as of December 31, 2023.

We have incurred significant losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $23.5 million and $17.7 million for the years ended December 31, 2023 and 2022, respectively. See “Results of Operations” below for an explanation of the fluctuations in our net losses. As of December 31, 2023, we had an accumulated deficit of $92.9 million.

We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	seek regulatory approval for CTx-1301;

●	continue research and development activities for our existing and new product candidates, primarily for CTx-1301;

●	manufacture supplies for our preclinical studies and clinical trials, in particular for CTx-1301;

●	seek licensing partners and/or outsource commercial infrastructure to support sales and marketing for CTx-1301; and

●	operate as a public company.

As of December 31, 2023, we had cash and cash equivalents of $52,416. In January 2024, we sold shares of common stock pursuant to the At The Market Offering Agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), as sales agent, for net proceeds of $3.1 million, and in February 2024, we completed a public offering which resulted in net proceeds of $6.5 million. Including the proceeds from these sales of common stock, we believe our cash will satisfy our capital needs through late in the second quarter of 2024 under our current business plan. In addition, in order to achieve the filing of our NDA for CTx-1301 in the first half of 2025 for potential FDA approval, we believe that we will need approximately $9-11 million of additional capital. We will also need additional capital to advance our other programs and commercialization efforts. See “Liquidity and Capital Resources” below.

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

Securities Issuances

ATM Agreement

We entered into the ATM Agreement with HCW, as sales agent, in January 2023 as amended in May 2023, pursuant to which we may offer and sell, from time to time through HCW, shares of our common stock for aggregate proceeds of up to $4.97 million (upon the terms and subject to the conditions and limitations set forth in the ATM Agreement). In the year ended December 31, 2023 we sold 82,410 shares of common stock under the ATM Agreement, for net proceeds of $1,696,407, after deducting $59,897 of compensation to HCW and other administration fees. Subsequent to December 31, 2023, we sold 283,800 shares of common stock under the ATM Agreement, for net proceeds of $3,115,303, after deducting $97,512 of compensation to HCW and other administration fees.

On March 18, 2024, we increased the maximum aggregate offering price of the shares of our common stock issuable under the ATM Agreement from $4,970,000 to $8,470,000 and filed a prospectus supplement for an aggregate of $3,500,000. In connection with the filing of the prospectus supplement, on March 17, 2024, we received a waiver from the purchaser in the February 2024 Offering (as defined below). In consideration of the waiver, we agreed to lower the exercise price of the Series A Warrants to purchase up to an aggregate of 346,261 shares of common stock and Series B Warrants to purchase up to an aggregate of 173,131 shares of common stock to $1.13, which warrants were previously issued by us in the September 2023 Offering (as defined below) to such purchaser on September 13, 2023, and to extend the exercise term of the Series A Warrants to March 17, 2029 and the term of the Series B Warrants to March 17, 2026.

Equity Line of Credit

In April 2023, we entered into a purchase agreement (“Lincoln Park Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”). Pursuant to the Lincoln Park Agreement, Lincoln Park has agreed to purchase from us up to an aggregate of $12.0 million of common stock (upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Agreement) from time to time and at our sole discretion over the 36-month term of the Lincoln Park Agreement. In the year ended December 31, 2023, we sold 25,500 shares of common stock under the Lincoln Park Agreement, for net proceeds of $450,427. Subsequent to December 31, 2023, we did not sell any shares of common stock pursuant to the Lincoln Park Agreement.

Private Placement

On August 11, 2023, we entered into a Securities Purchase Agreement with WFIA (the “August 2023 Purchase Agreement”) and issued, in a private placement priced at the market under the Nasdaq Stock Market’s rules, 91,158 shares of our common stock at a purchase price per share of $10.97, resulting in gross proceeds to us of approximately $1.0 million (the “WFIA Private Placement”).

Debt Conversion

In August 2022, CTx, a wholly-owned subsidiary of Cingulate Inc. issued the Original Note to WFIA with a principal amount of $5.0 million (the “Original Principal Amount”), and in May 2023, CTx issued an Amended and Restated Promissory Note (the “WFIA Note”) increasing the principal amount under the Original Note by $3.0 million to $8.0 million (the “2023 WFIA Debt Financing”).

On September 8, 2023, Cingulate Inc. and CTx entered into a note conversion agreement with WFIA, pursuant to which WFIA agreed to convert the Original Principal Amount under the WFIA Note plus all accrued interest thereon, or $5,812,500, into pre-funded warrants (the “September WFIA Pre-Funded Warrants”) to purchase 341,912 shares of our common stock at a conversion price per September WFIA Pre-Funded Warrant of $17.00. The closing price of our common stock on Nasdaq on September 8, 2023 was $11.55 per share. The September WFIA Pre-Funded Warrants have no expiration date and are exercisable immediately at an exercise price of $0.002 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 19.99% of the outstanding shares of our common stock.

On January 25, 2024, Cingulate Inc. and CTx entered into a Note Conversion Agreement (the “January 2024 Note Conversion Agreement”) with WFIA, pursuant to which WFIA agreed to convert the remaining $3.0 million of principal under the WFIA Note plus all accrued interest thereon, or $3,287,500, into pre-funded warrants (the “January WFIA Pre-Funded Warrants”) to purchase 687,043 shares of our common stock, at a conversion price per January WFIA Pre-Funded Warrant of $4.785. The closing price of the Common Stock on Nasdaq on January 24, 2024 was $4.35 per share. The January WFIA Pre-Funded Warrants have no expiration date and are exercisable immediately at an exercise price of $0.0001 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 19.99% of the outstanding shares of our common stock. In March of 2024, we issued to WFIA an additional pre-funded warrant to purchase 7,053 shares of common stock as a result of an error in the interest calculation, on the same form and at the same conversion price as the January WFIA Pre-Funded Warrants.

The WFIA Note was unsecured with interest accruing at 15% per annum. Outstanding principal and all accrued and unpaid interest was due and payable on August 8, 2025 unless accelerated due to an event of default. WFIA had the right during the first five business days of each calendar quarter to demand payment of all outstanding principal and interest 120 days following notice to us. We were permitted prepay the WFIA Note, in whole or in part, without premium or penalty; provided, that no amount repaid was permitted to be reborrowed. After the conversion of the remaining principal amount plus all accrued interest thereon and the issuance of the January WFIA Pre-Funded Warrants, the WFIA Note was paid in full and the Company has no further obligations under the WFIA Note. See “Liquidity and Capital Resources” below.

Public Offerings

On September 11, 2023, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we issued 86,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 260,260 shares of our common stock, Series A warrants to purchase up to 346,260 shares of our common stock and Series B warrants to purchase up to 173,130 shares of our common stock (the “September 2023 Offering”). The September 2023 Offering closed on September 13, 2023. The combined purchase price per share of common stock and accompanying Series A and Series B warrants was $11.55. The combined purchase price per pre-funded warrant and accompanying Series A and Series B warrants was $11.55, which represents the public offering price per share of common stock and accompanying warrants less the $0.002 per share exercise price for each pre-funded warrant. The pre-funded warrants are exercisable at any time after the date of issuance and have no expiration date. The holder of pre-funded warrants may not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Series A warrants have an exercise price of $11.55 per share, are exercisable beginning on November 3, 2023, the effective date of stockholder approval of the issuance of the shares issuable upon exercise of the warrants, and will expire five years after the initial exercise date, and the Series B warrants have an exercise price of $11.55 per share, are exercisable beginning on November 3, 2023, the effective date of stockholder approval of the issuance of the shares issuable upon exercise of the warrants and will expire two years after the initial exercise date. We received gross proceeds of approximately $4.0 million, before deducting $445,000 of placement agent’s fees and other offering expenses, pursuant to the September 2023 Offering. As of April 1, 2024, all of the pre-funded warrants issued in the September 2023 Offering had been exercised.

On February 2, 2024, we entered into agreements, including a Securities Purchase Agreement, with investors, pursuant to which we issued 1,375,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 2,375,000 shares of our common stock, Series A warrants to purchase up to 3,750,000 shares of our common stock and Series B warrants to purchase up to 3,750,000 shares of our common stock (the “February 2024 Offering”). The February 2024 Offering closed on February 6, 2024. The combined purchase price per share of common stock and accompanying Series A and Series B warrants was $2.00. The combined purchase price per pre-funded warrant and accompanying Series A and Series B warrants was $1.9999, which represents the public offering price per share of common stock and accompanying warrants less the $0.0001 per share exercise price for each pre-funded warrant. The pre-funded warrants are exercisable at any time after the date of issuance and have no expiration date. The holder of pre-funded warrants may not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Series A warrants have an exercise price of $2.00 per share, were exercisable immediately, and will expire five years after the issuance date, and the Series B warrants have an exercise price of $2.00 per share, were exercisable immediately, and will expire two years after the issuance date. We received gross proceeds of approximately $7.5 million, before deducting $750,950 of placement agent’s fees and other offering expenses, pursuant to the February 2024 Offering. As of April 1, 2024, 2,177,000 of the pre-funded warrants issued in the February 2024 Offering had been exercised.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue clinical development for our product candidates, as well as adding additional PTR product candidates to our pipeline. As products enter later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Historically, our research and development costs have primarily related to the development of CTx-1301. As we advance CTx-1301, CTx-1302, and CTx-2103, as well as identify any other potential product candidates, we will continue to allocate our direct external research and development costs to the products. We expect to fund our research and development expenses from our current cash and cash equivalents and any future equity or debt financings, or other capital sources.

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

Stock-Based Compensation

Under our 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), we granted non-qualified stock options to certain employees and directors in 2023 and 2022. The options were granted with strike prices ranging from $12.83 to $30.57 in 2023 and $20.00 to $31.40 per share in 2022. The term of these options is ten years with vesting periods ranging from immediate to four years.

We recorded stock-based compensation expense of $812,670 and $800,796 during the years ended December 31, 2023 and 2022, respectively, based on the grant-date fair value of the options granted. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

See footnote 11 to our consolidated financial statements for the assumptions that were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model.

Results of Operations

Comparison of the years ended December 31, 2023 and December 31, 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2023	2022	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$15,493	$8,995	$6,498	72.2%
General and administrative	7,266	8,507	(1,241)	(14.6)%
Loss from operations	(22,759)	(17,502)	5,257	(30.0)%
Interest and other income (expense), net	(776)	(174)	602	346.0%
Net Loss	$(23,535)	$(17,676)	$5,859	(33.1)%

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2023	2022	(Decrease)	(Decrease)
Clinical operations	$8,345	$3,534	$4,811	136.1%
Drug manufacturing and formulation	4,351	2,840	1,511	53.2%
Personnel expenses	2,438	2,521	(83)	(3.3)%
Regulatory costs	359	100	259	259.0%
Total research and development expenses	$15,493	$8,995	$6,498	72.2%

Research and development (“R&D”) expenses were $15.5 million for the year ended December 31, 2023, an increase of $6.5 million or 72.2% from the year ended December 31, 2022. This change was primarily the result of increased clinical activity in 2023 as compared to 2022. During the third quarter of 2023, we initiated two Phase 3 studies for CTx-1301, the pediatric dose optimization onset and duration study and the fixed dose pediatric and adolescent safety and efficacy study. In addition, the Phase 3 adult dose-optimization study for CTx-1301 was completed in June 2023. Manufacturing for these Phase 3 studies also occurred during 2023.

General and administrative expenses

The following table summarizes our general and administrative (“G&A”) expenses for the years ended December 31, 2023 and 2022:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2023	2022	(Decrease)	(Decrease)
Personnel expenses	$2,644	$2,590	$54	2.1%
Legal and professional fees	1,942	2,233	(291)	(13.0)%
Occupancy	496	478	18	3.8%
Insurance	1,543	2,611	(1,068)	(40.9)%
Other	641	595	46	7.7%
Total general and administrative expenses	$7,266	$8,507	$(1,241)	(14.6)%

Total G&A expenses were $7.3 million for the year ended December 31, 2023, a decrease of $1.2 million or 14.6% from the year ended December 31, 2022. This was primarily the result of a decrease in our directors’ and officers’ insurance premium from 2022 to 2023. In addition, certain professional fees increased primarily the result of the timing of services performed relating to our annual audit.

Interest and other income (expense), net

The following table summarizes interest and other income (expense), net for the years ended December 31, 2023 and 2022:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2023	2022	(Decrease)	(Decrease)
Interest and other income (expense), net	$(776)	$(174)	$602	346.0%

Total interest and other income (expense), net in both 2023 and 2022 primarily relates to interest incurred on outstanding notes payable, offset by interest earned on invested balances. Interest expense was significantly higher in 2023 due to outstanding balance of the related party note payable to WFIA, the amount payable under which increased from $5.0 million to $8.0 million in August 2023.

Cash Flows

	Year ended
	December 31,
	2023	2022
Net cash (used in) operating activities	$(15,035)	$(15,882)
Net cash (used in) investing activities	(224)	(153)
Net cash provided by financing activities	9,955	4,899
Net decrease in cash and cash equivalents	$(5,304)	$(11,136)

Cash Flows from Operating Activities

Net cash used in operating activities was $15.0 million for the year ended December 31, 2023. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $23.5 million, prior to the effects of two significant noncash items, stock-based compensation expense of $0.8 million and depreciation expense of $0.6 million. Changes in operating assets and liabilities included a decrease in prepaid expenses and other current assets of $1.8 million due to the recognition of expense relating to upfront deposits on clinical and manufacturing activity made at the start of the Phase 3 trials which were in process at December 31, 2023. In addition, there was an increase in trade accounts payable and accrued expenses of $5.2 million due to cash constraints and amounts due to vendors primarily relating to clinical development activity.

Net cash used in operating activities was $15.9 million for the year ended December 31, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $17.6 million, prior to the effects of two significant noncash items, stock-based compensation expense of $0.8 million and depreciation expense of $0.4 million. Changes in operating assets and liabilities included a decrease in miscellaneous receivables of $0.5 million due to the collection of research and development and employee retention tax credits in 2022 as well as an increase in prepaid expenses of $.4 million due to deposits made to clinical and manufacturing vendors relating to the initiation of Phase 3 studies for CTx-1301 and deposits to our new CMO for manufacturing activity.

Cash Flows from Investing Activities

Net cash used in investing activities for both the years ended December 31, 2023 and December 31, 2022 was primarily related to the purchase of equipment to support our research and development.

Cash Flows from Financing Activities

Net cash provided by financing activities in the year ended December 31, 2023 was related to the issuance of 564,880 shares of common stock in connection with various equity transactions including the September 2023 Offering, WFIA Private Placement and usage of the ATM Agreement and Lincoln Park Agreement.

Net cash provided by financing activities in the year ended December 31, 2022 was primarily related to the proceeds from the $5.0 million related party note payable to WFIA.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012 through December 31, 2023, we have not generated any revenue and have incurred significant operating losses and negative cash flow from our operations. As of December 31, 2023, we had cash and cash equivalents of $52,416. In January 2024, we sold shares of common stock pursuant to the ATM Agreement for net proceeds of $3.1 million, and in February 2024, we completed the February 2024 Offering which resulted in net proceeds of $6.5 million. We believe our cash will satisfy our capital needs through late in the second quarter of 2024 under our current business plan. In addition, in order to achieve the filing of our NDA for CTx-1301 in the first half of 2025 for potential FDA approval, we believe that we will need approximately $9-11 million of additional capital. We will also need additional capital to advance our other programs and commercialization efforts. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

In the year ended December 31, 2023, we sold 82,410 shares of common stock under the ATM Agreement, for net proceeds of $1,696,407, after deducting $59,898 of compensation to HCW and other administration fees. Subsequent to December 31, 2023, we sold 283,800 shares of common stock under the ATM Agreement, for net proceeds of $3,115,303, after deducting $97,512 of compensation to HCW and other administration fees. As of the date of the filing of this Current Report on Form 10-K, we have sold the maximum amount available under the ATM Agreement. On March 18, 2024, we increased the maximum aggregate offering price of the shares of our common stock issuable under the ATM Agreement from $4,970,000 to $8,470,000 and filed a prospectus supplement for an aggregate of $3,500,000.

In the year ended December 31, 2023, we sold 25,500 shares of common stock under the Lincoln Park Agreement, for net proceeds of $450,427. Subsequent to December 31, 2023, we did not sell any shares of common stock pursuant to the Lincoln Park Agreement.

On August 11, 2023, we received gross proceeds of approximately $1.0 million pursuant to the WFIA Private Placement.

On September 13, 2023, we received gross proceeds of approximately $4.0 million, before deducting the placement agent’s fees and other offering expenses, in the September 2023 Offering.

On February 6, 2024, we received gross proceeds of approximately $7.5 million, before deducting the placement agent’s fees and other offering expenses, in the February 2024 Offering.

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

To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, including clinical trials of our product candidates, and other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. We are actively seeking a strategic pharmaceutical partnership under which we would license CTx-1301 in the United States, internationally, or both. In March 2023, we entered into the Commercialization Agreement with Indegene. Should we be unable to identify an appropriate pharmaceutical partnership, if we receive FDA approval for CTx-1301, Indegene would provide commercialization services for CTx-1301, including marketing, sales, market access and distribution, on a fee for service basis.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2023 that will affect our future liquidity.

We entered into a patent and know-how licensing agreement with BDD Pharma Limited in August 2018. See “Item 1. Business – Material Agreements” for a description of this agreement. We are required to pay BDD Pharma certain amounts in connection with clinical trial and regulatory milestones. The first milestone payment of $250,000 became due in February 2022 upon dosing of the first patient in the Phase 3 adult onset and duration study for CTx-1301. Additional payments will become due upon completion of certain milestones as defined in the agreement.

We entered into agreements for two CTx-1301 Phase 3 clinical studies in pediatric and adolescent patients- a fixed dose study and a dose-optimized onset and duration study in a laboratory classroom setting. Based on guidance received from the FDA regarding our clinical program for CTx-1301, we stopped enrollment in these two studies and we are evaluating the final costs. The exact amount of such obligations is dependent on the timing of termination and the terms of the related agreement and are not known. We also entered into agreements with a CDMO and other third parties for manufacture of the registration batches of CTx-1301.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change that is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have incurred a net loss for the years ended December 31, 2023 and 2022 and had accumulated losses of $92.9 million since inception to December 31, 2023. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our sources of capital have included private capital raises in various classes of units of CTx prior to the Reorganization Merger, the issuance of equity securities in connection with our IPO, the September 2023 Offering, the February 2024 Offering, sales of common stock under our ATM Agreement and Lincoln Park Agreement and the WFIA Debt Financing which was subsequently converted to equity. Additional financings will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear at pages F-1 through F-20 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer (principal executive officer and principal financial officer as of December 31, 2023), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023, has concluded that our disclosure controls and procedures were not effective as of December 31, 2023, as a result of the material weakness in our internal control over financial reporting disclosed below.

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

As a result of management’s evaluation of the effectiveness of our internal control over financial reporting, management identified a material weakness related to the lack of independent members of our board of directors as of December 31, 2023. Specifically, our board of directors did not have sufficient members who are independent of management allowing them to be objective in their oversight of the development and performance of internal control.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Notwithstanding this material weakness in internal control over financial reporting, our management has concluded that, based on their knowledge, the consolidated financial statements, and other financial information included in this Annual Report on Form 10-K present fairly, in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Remediation Initiatives

Effective February 12, 2024, our Board fixed the number of directors constituting the Board at five directors and appointed Bryan Lawrence as a Class III director to serve until our 2024 annual meeting of stockholders, and each of Jeffrey S. Ervin, and John A. Roberts, as a Class II director to serve until our 2026 annual meeting of stockholders.

The Board has affirmatively determined that each the newly appointed directors (i) is independent under the rules of Nasdaq and (ii) meets the heightened standards of independence for compensation and audit committee membership under the applicable rules of the SEC and Nasdaq. The Board also determined that Mr. Roberts qualifies as an “audit committee financial expert” under the criteria set forth in Item 407(d)(5) of Regulation S-K. The Board appointed each of the new directors to serve on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board.

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

Changes in Internal Control over Financial Reporting

Except with respect to the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In the fourth quarter ended December 31, 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K. Additionally, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement during the fourth quarter of 2023.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors with their respective ages as of March 22, 2024:

Name	Age	Position

Executive Officers:
Shane J. Schaffer, PharmD	49	Chief Executive Officer and Chairman of the Board
Jennifer L. Callahan	53	Senior Vice President and Chief Financial Officer
Laurie A. Myers, PhD	67	Executive Vice President and Chief Operating Officer
Raul R. Silva, MD	66	Executive Vice President and Chief Science Officer
Matthew Brams, MD	60	Executive Vice President and Chief Medical Officer
Directors:
Jeffrey S. Ervin	46	Director
Bryan Lawrence	58	Director
John A. Roberts	65	Director
Peter J. Werth	85	Director

Shane J. Schaffer, PharmD co-founded Cingulate in 2012 and has since served as our Chief Executive Officer and Chairman of our Board. Prior to his work at Cingulate, Dr. Schaffer served as the Managing Director of Sabre Scientific Solutions, from July 2009 through December 2012. Previously, Dr. Schaffer worked as a Director of National Accounts at Pri-Med Access from September 2008 through May 2009, Senior Marketing at Sanofi from February 2004 through December 2007, and as a Marketing Manager at Novartis from June 2001 through October 2003. From July 1999 through June 2001, he served as Chief Fellow of the Rutgers Pharmaceutical Industry Fellowship Program and was Senior Fellow at Warner Lambert/Parke Davis and Pfizer. From June 1997 to July 1999, he worked as a clinical research associate at Hoechst Marion Roussel. Dr. Schaffer has over 25 years’ experience in drug development, commercialization and biotech commercial operation. Dr. Schaffer received his Doctor of Pharmacy from The University of Kansas School of Pharmacy. We believe that Dr. Schaffer’s extensive knowledge of the pharmaceutical industry, his clinical and commercial background in a wide range of therapeutic areas, and his experience serving as our Chief Executive Officer, qualifies him to serve on our Board.

Jennifer L. Callahan was appointed Senior Vice President and Chief Financial Officer on January 25, 2024. She has served the Company in an accounting role since January 2017 and was appointed as our Vice President, Corporate Controller in January 2019. Prior to her role at the Company, Ms. Callahan served as the Director of Accounting for Meridian Business Services, a local Kansas City accounting firm since 2014 where she provided outsourced controller services to various businesses, including start-up companies and companies in need of process improvements. Over the tenure of her career, Ms. Callahan has provided consulting services to companies in a variety of industries and stages. She started her career with Deloitte where she served in various roles in the audit practice from June 1992 to December 1998. Ms. Callahan holds a CPA designation and received a BSBA in Accounting and Finance from Creighton University

Laurie A. Myers, PhD, MBA has served as our Executive Vice President and Chief Operating Officer since April 2018 and previously served as a member of our Board from June 2013 through April 2018 and as our Senior Vice President of Operations from November 2017 to April 2018. Dr. Myers also serves as a Member of the Board of Advisors of Linea System, LLC, a position she has held since September 2020. Dr. Myers previously served as the Head of Marketing of Fidia Pharma USA Inc., a wholly owned subsidiary of Fidia Farmaceutici from September 2014 through November 2017. Dr. Myers was an Adjunct Professor at the College of New Jersey School of Business from January 2012 through December 2014, and served as President and a Member of the Board of the Hallett David Strategic Group from January 2010 through September 2014. Dr. Myers received her Doctor of Philosophy in Toxicology from Rutgers Medical School and Rutgers School of Pharmacy, her Masters in Business Administration from St. Joseph’s University and her Master of Science and Bachelor of Science from the University of Scranton.

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

Jeffrey S. Ervin has served on our Board since February 2024. Mr. Ervin co-founded IMAC Holdings, Inc. (NASDAQ: BACK), a provider of medical care, in March 2015, and currently serves as its Chief Executive Officer and a member of its board of directors. From October 2011 to January 2015, Mr. Ervin joined Medicare.com parent and its parent, Medx Publishing as a senior financial officer tasked with building administrative functions to satisfy rapid growth in the CMS education sector. Prior to that, Mr. Ervin was the Senior Financial Analyst and Vice President of Finance for the Baptist Hospital System of Nashville from June 2005 to October 2011, responsible for sourcing and managing direct investments to satisfy pension obligations. Mr. Ervin earned his Master of Business Administration from Vanderbilt University and his Bachelor of Science in Finance from Miami University. We believe that Mr. Ervin’s extensive experience in the healthcare industry, as well as his experience as an executive of a public company qualifies him to serve on our Board.

Bryan Lawrence has served on our Board since February 2024. Mr. Lawrence has been an entrepreneur and philanthropist since October 2007. Mr. Lawrence has previously held positions at Xcenda, a division of AmerisourceBergen, Johnson & Johnson Health Care Systems, Janssen Pharmaceutica and Sandoz Pharmaceuticals Corporation. Mr. Lawrence also has experience in healthcare consulting and has held roles at Navigant Consulting and Applied Health Outcome. Mr. Lawrence is currently a member of the University of Kansas School of Pharmacy Advisory Council. He did a two-year Pharmacoeconomics Fellowship from Glaxo Inc. and the University of South Carolina. Mr. Lawrence earned a Doctor of Pharmacy from University of Kansas School of Pharmacy and a Master of Business Administration from the Wharton School at the University of Pennsylvania. We believe that Mr. Lawrence’s extensive experience in the life sciences and healthacare industries qualifies him to serve on our Board.

John A. Roberts has served on our Board since February 2024. Mr. Roberts is currently serving as a Venture Partner for DigiLife Fund II, a position he has held since September 2023. From April 2018 to February 2023, he served as Chief Executive Officer and President of Vyant Bio, Inc., a biotechnology company formerly listed on Nasdaq. Prior to that, Mr. Roberts had been the interim Chief Executive Officer of Vyant Bio, Inc. since February 2018. Mr. Roberts had previously served as Vyant Bio, Inc.’s Chief Operating Officer since July 2016. From July 2015 to June 2016, Mr. Roberts served as the Chief Financial Officer for VirMedica, Inc., a company that provides an end-to-end platform that enables specialty drug manufacturers and pharmacies to optimize product commercialization and management. Prior to VirMedica, from August 2011 to July 2015, Mr. Roberts was the Chief Financial and Administrative Officer for AdvantEdge Healthcare Solutions, a global healthcare analytics and services organization. Prior to that, Mr. Roberts was the Chief Financial Officer and Treasurer for InfoLogix, Inc., a publicly-traded healthcare-centric mobile software and solutions provider. He has also held CFO roles at leading public medical device and healthcare services firms including Clarient, Inc., a publicly-traded provider of diagnostic laboratory services and Daou Systems, Inc., a publicly-traded healthcare IT software development and services firm. In addition, he has held senior executive roles with MEDecision, Inc., HealthOnline, Inc. and the Center for Health Information. Mr. Roberts currently serves on the board of directors of Vyant Bio, Inc., Caidya, Inc., a global, multi-therapeutic clinical research organization, Navipoint Health, Inc., a biotechnology company, VeriSkin, Inc., a medical device company, and Cohere-Med Inc., a clinical analytics company. He also is a member of the Fellows of the Drug Information Association, a global neutral forum enabling drug developers and regulators access to education and collaboration. Mr. Roberts earned a Bachelor of Science and a master’s degree in business administration from the University of Maine. We believe that Mr. Robert’s extensive experience in the healthcare industry, as well as his experience as an executive of public companies qualifies him to serve on our Board.

Peter J. Werth has served on our Board since June 2018. Mr. Werth is Founder and Chief Executive Officer of ChemWerth Inc., a full-service generic drug development and supply company providing Active Pharmaceutical Ingredients to regulated markets worldwide. Mr. Werth previously served as Vice President at Ganes Chemicals, a subsidiary of Siegfried Chemicals, from March 1975 through May 1982. From 1965 through 1975, Mr. Werth worked in Research and Development for Upjohn Pharmaceuticals, now Pfizer (NYSE: PFE). In addition to serving on the Board of Cingulate, Mr. Werth serves on the Board of Directors of VM Pharma LLC since December 2010, VM Therapeutics LLC since May 2012, Alopexx Vaccines LLC since June 2012, VM Oncology LLC since August 2014, Perseus Science Group LLC since January 2015, Likarda LLC since August 2017, Techtona LLC since September 2017, MedRhythms LLC since June 2018 and Bastion Healthcare LLC since September 2020. He earned his Master of Science in Organic Chemistry from Stanford University and his Bachelor of Science in Chemistry and Math from Fort Hays State University. We believe that Mr. Werth’s extensive experience in the life sciences industry and his knowledge in business and international markets qualifies him to serve on our Board.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics

Our Board adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to our employees, officers and directors. A copy of the Code of Conduct is posted on the Corporate Governance section of the Investor Relations page of our website, which is located at www.cingulate.com/investors. We intend to disclose future amendments to certain provisions of the Code of Conduct, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our directors, on our website identified above or in future filings with the SEC.

Board Composition

Our Board currently consists of five members. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

In accordance with the terms of our amended and restated certificate of incorporation and bylaws, our Board is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

●	The Class I director is Peter J. Werth; his term will expire at the annual meeting of stockholders to be held in 2025.
●	The Class II directors are Jeffrey S. Ervin and John A. Roberts; their terms will expire at the annual meeting of stockholders to be held in 2026.
●	The Class III directors are Shane J. Schaffer and Bryan Lawrence; their terms will expire at the annual meeting of stockholders to be held in 2024.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the authorized number of directors may be changed only by resolution of our Board. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that our directors may be removed only for cause, and that any vacancy on our Board, including a vacancy resulting from an enlargement of our Board, may be filled only by vote of a majority of our directors then in office.

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

Audit Committee and Audit Committee Financial Expert

Our Audit Committee consists of Messrs. Ervin, Lawrence and Roberts, with Mr. Roberts serving as the Chairman of the Audit Committee. Our Board has determined that the three directors currently serving on our Audit Committee are independent within the meaning of the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. In addition, our Board has determined that Mr. Roberts qualifies as an audit committee financial expert within the meaning of SEC regulations and The NASDAQ Marketplace Rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file reports with the SEC regarding their stock ownership and changes in their ownership of our common stock. Based on our records and representations from our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers were complied with during fiscal year 2023, except for the following: due to administrative error, Jennifer Callahan filed a late Form 4 on March 22, 2024 to report her purchase of common stock and warrants to purchase our common stock on March 15, 2022.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following tables and accompanying disclosure set forth information about the compensation earned by our named executive officers during 2023. Our named executive officers include our principal executive officer, the two most highly-compensated executive officers (other than our principal executive officer) serving as executive officers as of December 31, 2023 and two former executive officers that would have been one of the two most highly-compensated executive officers (other than our principal executive officer) had they been serving as an executive officer as of December 31, 2023 as set forth below:

●	Shane J. Schaffer, Chief Executive Officer and Chairman of the Board;

●	Laurie A. Myers, Executive Vice President and Chief Operating Officer;

●	Matthew N. Brams, Executive Vice President and Chief Medical Officer;

●	Louis G. Van Horn, Former Executive Vice President and Chief Financial Officer; and

●	Craig S. Gilgallon, Esq., Former Executive Vice President, General Counsel and Secretary.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Shane J. Schaffer,	2023	491,961	-	-	137,610	-	-	629,571
Chairman and CEO	2022	475,000	29,688	-	78,503	-	-	583,191

Laurie A. Myers	2023	415,167	-	-	61,160	-	-	476,327
EVP and COO	2022	400,000	25,000	-	34,890	-	-	459,890

Matthew N. Brams	2023	244,792	-	-	22,935	-	-	267,727
EVP and CMO

Louis G. Van Horn,	2023	382,205	-	-	76,450	-	-	458,655
Former EVP and CFO (3)	2022	380,000	23,750	-	34,890	-	-	438,640

Craig S. Gilgallon	2023	385,250	-	-	61,160	-	-	446,410
Former EVP, GC and Secretary (4)	2022	380,000	23,750	-	34,890	-	-	438,640

(1)	The bonus amounts represent the annual bonuses earned by our named executive officers in 2022.

(2)	The amounts reflect the grant date fair value of the non-qualified stock option awards on February 28, 2023, February 25, 2022 and December 7, 2021, in accordance with FASB ASC Topic 718. The fair market value of the option awards was determined using the Black-Scholes Model. See Note 11 to our consolidated financial statements for the year ended December 31, 2021 for the assumptions used to estimate the grant date fair value of the stock options awards in December 2021. See Note 11 to our consolidated financial statements for the year ended December 31, 2022 for the weighted average assumptions used to estimate the grant date fair value of the stock option awards in 2022. The assumptions used to estimate the grant date fair value of the stock option awards in February 2023 were as follows:

Risk-free interest rate	0.04%
Expected term (in years)	6.08
Expected volatility	1.13
Expected dividend yield	0%
Grant date fair value	$30.58

(3)	Mr. Van Horn retired from the Company, effective December 13, 2023.

(4)	Mr. Gilgallon resigned as an officer of the Company and terminated employment with Cingulate Therapeutics LLC (“CTx”), effective December 15, 2023. Mr. Gilgallon claims his termination was for “good reason” pursuant to Section 4(e) of his employment agreement with CTx dated September 23, 2021. The Company disputes Mr. Gilgallon’s claim. Subject to execution of a general release in favor of the Company, termination for “good reason” pursuant to Mr. Gilgallon’s employment agreement would entitle him to a lump sum payment equal to his base salary ($402,800) and target bonus ($100,500) within 60 days of his termination date. In addition, any of Mr. Gilgallon’s outstanding stock options that would have vested if he had remained employed for an additional four (4) months following his termination date shall become vested and exercisable as of the termination date and all vested stock options would be exercisable for their full term.

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

Contingent Bonus Plan

In connection with the reduction in annual base salary for all employees, effective December 16, 2023, and to incentivize employees to remain with the Company, the independent members of the Board approved a contingent bonus plan. Pursuant to this plan, the Company will pay to each employee on the date that is three months after the filing date of the New Drug Application for CTx-1301 with the FDA (the “payment date”) an amount equal to the aggregate dollar amount of base salary through the payment date that was not paid to the employee due to the salary reductions plus 20% of the reduction amount.

Employment Arrangements with our Named Executive Officers

Shane J. Schaffer

On September 23, 2021, we entered into an employment agreement with Dr. Schaffer. Under the terms of Dr. Schaffer’s employment agreement, he holds the position of Chief Executive Officer. The employment agreement originally provided for a base salary of $475,000 annually, which was increased to $503,500, effective January 1, 2023. In connection with cost containment measures, Mr. Schaffer’s annual base salary was reduced to $226,350, effective December 16, 2023. In addition, Dr. Schaffer is eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Dr. Schaffer’s annual base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Dr. Schaffer’s individual performance. Pursuant to the terms of his employment agreement, Dr. Schaffer is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

We may terminate Dr. Schaffer’s employment at any time without cause upon providing written notice to Dr. Schaffer, and Dr. Schaffer may terminate his employment at any time for any reason, including for Good Reason (as that term is defined in Dr. Schaffer’s employment agreement).

If Dr. Schaffer’s employment is terminated by the Company without cause or by Dr. Schaffer for Good Reason, Dr. Schaffer will be entitled to receive, subject to his signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one and one half (1 ½) times Dr. Schaffer’s base salary and annual target bonus, within 60 days following the date of termination. In addition, all stock options and stock appreciation rights held by Dr. Schaffer, which would have vested if he had remained employed for an additional four (4) months following the date of termination, shall become vested and exercisable as of the date of termination for the remainder of their full term. If Dr. Schaffer’s employment is terminated by the Company without cause or by Dr. Schaffer for Good Reason within twelve (12) months of a Change of Control, Dr. Schaffer will be entitled to receive, subject to his signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to two (2) times Dr. Schaffer’s base salary and annual target bonus, within 60 days following the date of termination; provided however, if any payment or benefits would constitute an “parachute payment” as defined in Section 280(G) of the Internal Revenue Code, the payments will be the greater of (i) the largest amount to ensure that no portion of those payments be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code and (ii) the amount of the full payment, less all taxes, including the excise tax imposed by Section 4999 of the Internal Revenue Code. In addition, all stock options and stock appreciation rights held by Dr. Schaffer shall become vested and exercisable as of the date of termination for the remainder of their full term.

Laurie A. Myers

On September 23, 2021, we entered into an employment agreement with Ms. Myers. Under the terms of Ms. Myers’ employment agreement, she holds the positions of Executive Vice President and Chief Operating Officer. The employment agreement originally provided for a base salary of $400,000 annually, which was increased to $424,000, effective January 1, 2023. In connection with cost containment measures, Ms. Myers’ annual base salary was reduced to $212,000, effective December 16, 2023. In addition, Ms. Myers is eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Ms. Myers’ annual base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Ms. Myers’ individual performance, as recommended by the Chief Executive Officer. Pursuant to the terms of her employment agreement, Ms. Myers is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

We may terminate Ms. Myers’ employment at any time without cause upon providing written notice to Ms. Myers, and Ms. Myers may terminate her employment at any time for any reason, including for Good Reason (as that term is defined in Ms. Myers’ employment agreement).

If Ms. Myers’ employment is terminated by the Company without cause or by Ms. Myers for Good Reason, Ms. Myers will be entitled to receive, subject to her signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one (1) times Ms. Myers’ base salary and annual target bonus, within 60 days following the date of termination. In addition, all stock options and stock appreciation rights held by Ms. Myers, which would have vested if she had remained employed for an additional four (4) months following the date of termination, shall become vested and exercisable as of the date of termination for the remainder of their full term. If Ms. Myers’ employment is terminated by the Company without cause or by Ms. Myers for Good Reason within twelve (12) months of a Change of Control, Ms. Myers will be entitled to receive, subject to her signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one (1) times Ms. Myers’ base salary and annual target bonus, within 60 days following the date of termination; provided however, if any payment or benefits would constitute an “parachute payment” as defined in Section 280(G) of the Internal Revenue Code, the payments will be the greater of (i) the largest amount to ensure that no portion of those payments be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code and (ii) the amount of the full payment, less all taxes, including the excise tax imposed by Section 4999 of the Internal Revenue Code. In addition, all stock options and stock appreciation rights held by Ms. Myers shall become vested and exercisable as of the date of termination for the remainder of their full term.

Matthew N. Brams

On September 23, 2021, we entered into an employment agreement with Mr. Brams. Under the terms of Mr. Brams’s employment agreement, he holds the positions of Executive Vice President and Chief Medical Officer. The employment agreement originally provided for a base salary of $200,000 annually, which was increased to $250,000, effective January 1, 2023. In connection with cost containment measures, Mr. Brams’ annual base salary was reduced to $125,000, effective December 16, 2023. Effective January 1, 2024, Mr. Brams’ employment agreement was amended (i) to modify Mr. Bram’s annual base salary to an amount to allow (a) Mr. Brams to contribute to the 401(k) Plan the maximum amount permitted by the Internal Revenue Service and (b) the Company to withhold the minimum statutory amount to satisfy federal, state and local taxes and (ii) to provide that the Company will grant Mr. Brams 1,000 non-qualified stock options on the last business day of each calendar quarter pursuant to the 2021 Plan.

Mr. Brams is eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Mr. Brams’s annual base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Brams’s individual performance, as recommended by the Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Brams is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

We may terminate Mr. Brams’s employment at any time without cause upon providing written notice to Mr. Brams, and Mr. Brams may terminate his employment at any time for any reason, including for Good Reason (as that term is defined in Mr. Brams’s employment agreement).

If Mr. Brams’s employment is terminated by the Company without cause or by Mr. Brams for Good Reason, Mr. Brams will be entitled to receive, subject to his signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment in twelve (12) equal monthly payments equal to one (1) times Mr. Brams’s base salary, within 60 days following the date of termination. In addition, all stock options and stock appreciation rights held by Mr. Brams, which would have vested if he had remained employed for an additional four (4) months following the date of termination, shall become vested and exercisable as of the date of termination for the remainder of their full term. If Mr. Brams’s employment is terminated by the Company without cause or by Mr. Brams for Good Reason within twelve (12) months of a Change of Control, Mr. Brams will be entitled to receive, subject to his signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one (1) times Mr. Brams’s base salary, within 60 days following the date of termination; provided however, if any payment or benefits would constitute an “parachute payment” as defined in Section 280(G) of the Internal Revenue Code, the payments will be the greater of (i) the largest amount to ensure that no portion of those payments be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code and (ii) the amount of the full payment, less all taxes, including the excise tax imposed by Section 4999 of the Internal Revenue Code. In addition, all stock options and stock appreciation rights held by Mr. Brams shall become vested and exercisable as of the date of termination for the remainder of their full term.

Louis G. Van Horn

On September 23, 2021, we entered into an employment agreement with Mr. Van Horn. Under the terms of Mr. Van Horn’s employment agreement, he held the positions of Executive Vice President and Chief Financial Officer. The employment agreement originally provided for a base salary of $380,000 annually, which was increased to $406,600, effective January 1, 2023. In addition, Mr. Van Horn was eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Mr. Van Horn’s annual base salary. The actual amount of each bonus was determined by the sole discretion of our Compensation Committee and based upon both the Company’s performance and Mr. Van Horn’s individual performance, as recommended by the Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Van Horn was also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and eligible to participate in any employee benefit plans and equity plans that we adopted.

We had the right to terminate Mr. Van Horn’s employment at any time without cause upon providing written notice to Mr. Van Horn, and Mr. Van Horn had the right to terminate his employment at any time for any reason, including for Good Reason (as that term is defined in Mr. Van Horn’s employment agreement).

If Mr. Van Horn’s employment had been terminated by the Company without cause or by Mr. Van Horn for Good Reason, Mr. Van Horn would have been entitled to receive, subject to his signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one (1) times Mr. Van Horn’s base salary and annual target bonus, within 60 days following the date of termination. In addition, all stock options and stock appreciation rights held by Mr. Van Horn, which would have vested if he had remained employed for an additional four (4) months following the date of termination, would have become vested and exercisable as of the date of termination for the remainder of their full term. If Mr. Van Horn’s employment had been terminated by the Company without cause or by Mr. Van Horn for Good Reason within twelve (12) months of a Change of Control, Mr. Van Horn would have been entitled to receive, subject to his signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one (1) times Mr. Van Horn’s base salary and annual target bonus, within 60 days following the date of termination; provided however, if any payment or benefits would have constituted a “parachute payment” as defined in Section 280(G) of the Internal Revenue Code, the payments would have been the greater of (i) the largest amount to ensure that no portion of those payments be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code and (ii) the amount of the full payment, less all taxes, including the excise tax imposed by Section 4999 of the Internal Revenue Code. In addition, all stock options and stock appreciation rights held by Mr. Van Horn would have become vested and exercisable as of the date of termination for the remainder of their full term.

Mr. Van Horn retired from his position as our Chief Financial Officer on December 13, 2023.

Craig S. Gilgallon, Esq.

On September 23, 2021, we entered into an employment agreement with Mr. Gilgallon. Under the terms of Mr. Gilgallon’s employment agreement, he held the positions of Executive Vice President and General Counsel. The employment agreement originally provided for a base salary of $380,000 annually, which was increased to $402,800, effective January 1, 2023. In addition, Mr. Gilgallon was eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Mr. Gilgallon’s annual base salary. The actual amount of each bonus would have been determined by the sole discretion of our Compensation Committee and based upon both the Company’s performance and Mr. Gilgallon’s individual performance, as recommended by the Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Gilgallon was also eligible to participate in all incentive and deferred compensation programs, and other executive retirement plans available to other executives or officers of the Company, and would have been eligible to participate in any employee benefit plans and equity plans that we adopted, which plans may be amended by the Company from time to time in its sole discretion.

We had the right to terminate Mr. Gilgallon’s employment at any time without cause upon providing written notice to Mr. Gilgallon, and Mr. Gilgallon had the right to terminate his employment at any time for any reason, including for Good Reason (as that term is defined in Mr. Gilgallon’s employment agreement).

If Mr. Gilgallon’s employment had been terminated by the Company without cause or by Mr. Gilgallon for Good Reason, Mr. Gilgallon would have been entitled to receive, subject to his signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one (1) times Mr. Gilgallon’s base salary and annual target bonus, within 60 days following the date of termination. In addition, all stock options and stock appreciation rights held by Mr. Gilgallon, which would have vested if he had remained employed for an additional four (4) months following the date of termination, would have become vested and exercisable as of the date of termination for the remainder of their full term. If Mr. Gilgallon’s employment had been terminated by the Company without cause or by Mr. Gilgallon for Good Reason within twelve (12) months of a Change of Control, Mr. Gilgallon would have been entitled to receive, subject to his signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one (1) times Mr. Gilgallon’s base salary and annual target bonus, within 60 days following the date of termination; provided however, if any payment or benefits would have constituted a “parachute payment” as defined in Section 280(G) of the Internal Revenue Code, the payments would have been the greater of (i) the largest amount to ensure that no portion of those payments be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code and (ii) the amount of the full payment, less all taxes, including the excise tax imposed by Section 4999 of the Internal Revenue Code. In addition, all stock options and stock appreciation rights held by Mr. Gilgallon would have become vested and exercisable as of the date of termination for the remainder of their full term.

Mr. Gilgallon resigned as an officer of the Company and terminated employment with CTx, effective December 15, 2023. Mr. Gilgallon claims his termination was for “good reason” pursuant to Section 4(e) of his employment agreement with CTx dated September 23, 2021. The Company disputes Mr. Gilgallon’s claim. Subject to execution of a general release in favor of the Company, termination for “good reason” pursuant to Mr. Gilgallon’s employment agreement would entitle him to a lump sum payment equal to his base salary ($402,800) and target bonus ($100,500) within 60 days of his termination date. In addition, any of Mr. Gilgallon’s outstanding stock options that would have vested if he had remained employed for an additional four (4) months following his termination date shall become vested and exercisable as of the termination date and all vested stock options would be exercisable for their full term.

Outstanding Equity Awards at 2023 Fiscal Year-End

Name	Grant date		Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable (1)	Option exercise price ($) (1)	Option expiration date

Shane J. Schaffer	2-28-2023	(2)	-	4,500	35.80	2-28-2033
	2-25-2022	(2)	1,544	1,831	27.60	2-25-2032
	12-7-2021	(3)	4,492	4,492	120.00	12-7-2031

Laurie A. Myers	2-28-2023	(2)	-	2,000	35.80	2-28-2033
	2-25-2022	(2)	685	815	27.60	2-25-2032
	12-7-2021	(3)	1,685	1,684	120.00	12-7-2031

Matthew N. Brams	2-28-2023	(2)	-	750	35.80	2-28-2033
	2-25-2022	(2)	287	338	27.60	2-25-2032
	12-7-2021	(3)	113	112	120.00	12-7-2031

Louis G. Van Horn (4)	2-28-2023	(2)	-	2,500	35.80	2-28-2033(4)
	2-25-2022	(2)	654	846	27.60	2-25-2032(4)
	12-7-2021	(3)	1,685	1,684	120.00	12-7-2031(4)

Craig S. Gilgallon (4)	2-28-2023	(2)	-	2,000	35.80	2-28-2033(4)
	2-25-2022	(2)	654	846	27.60	2-25-2032(4)
	12-7-2021	(3)	1,685	1,684	120.00	12-7-2031(4)

(1)	Number of shares of our common stock underlying stock options and option exercise price reflects the 1-for-20 reverse stock split of our issued and outstanding common stock, which became effective on November 30, 2023.

(2)	The option vests as follows: 25% on the one-year anniversary of the date of grant and the remaining shares in substantially equal monthly installments over the 36-month period following the initial vesting date.

(3)	The options vest in four equal annual installments beginning on the one-year anniversary of the grant date.

(4)	Pursuant to the 2021 Plan, Messrs. Van Horn and Gilgallon may exercise vested stock options up until 90 days following their respective termination dates. Upon expiration of such 90-day period all stock options held by Messrs. Van Horn and Gilgallon will be forfeited, including the stock options granted on February 28, 2023. Mr. Gilgallon resigned as an officer of the Company and terminated employment with CTx, effective December 15, 2023. Mr. Gilgallon claims his termination was for “good reason” pursuant to Section 4(e) of his employment agreement with CTx dated September 23, 2021. The Company disputes Mr. Gilgallon’s claim. Subject to execution of a general release in favor of the Company, termination for “good reason” pursuant to Mr. Gilgallon’s employment agreement would entitle him to a lump sum payment equal to his base salary ($402,800) and target bonus ($100,500) within 60 days of his termination date. In addition, any of Mr. Gilgallon’s outstanding stock options that would have vested if he had remained employed for an additional four (4) months following his termination date shall become vested and exercisable as of the termination date and all vested stock options would be exercisable for their full term.

Director Compensation

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the non-employee members of our Board for their service as a director during 2023 other than for reimbursement of reasonable expenses incurred in attending meetings of our Board and committees of our Board.

2023 Director Compensation Table

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
Scott Applebaum(3)	43,341	12,938	56,279
Jeff Conroy (3)	0	0	0
Patrick Gallagher (3)	46,470	12,938	59,408
Gregg Givens (3)	71,332	12,938	84,270
Curt Medeiros (3)	48,030	12,938	60,968
Peter Werth	35,000	12,938	47,938

(1)	In connection with cost containment measures, the Board deferred the payment of cash fees for the second, third and fourth quarters of 2023.

(2)

The amounts reflect the grant date fair value of the non-qualified stock options awarded on June 15, 2023 to the non-employee directors as of that date in accordance with FASB ASC Topic 718. The fair market value of the option awards was determined using the Black-Scholes Model. The assumptions used to estimate the grant date fair value of the stock option awards in June 2023 were as follows:

Risk-free interest rate 0.04%

Expected term (in years) 5.51

Expected volatility 1.28

Expected dividend yield 0%

Grant date fair value $17.25

Messrs. Applebaum, Gallagher, Givens and Medeiros may exercise vested stock options up until ninety (90) days following their respective resignation dates. Upon expiration of such 90-day period, all stock options held by Messrs. Applebaum, Gallagher, Givens and Medeiros will be forfeited, including the stock options granted on June 15, 2023. As of December 31, 2023: Mr. Conroy held no stock options; Mr. Applebaum held 1,350 stock options, of which 600 were vested; and Messrs. Gallagher, Givens, Medeiros and Werth held 1,650 stock options, which 675 were vested.

(3)	The following directors resigned from our Board as of the dates indicated: Mr. Applebaum (December 6, 2023); Mr. Conroy (January 5, 2023); Mr. Gallagher (December 12, 2023); Mr. Givens (December 13, 2023); and Mr. Medeiros (December 13, 2023).

2023 Director Compensation Program

Our Compensation Committee and Board approved a director compensation program for our non-employee directors, effective June 15, 2023. This program provides for the following annual cash compensation:

●		Director Retainer - $35,000

●		Lead Independent Director Retainer - $55,000

●		Committee Chair Retainer:

	○	Audit - $15,000
	○	Compensation - $10,000
	○	Nominating and Corporate Governance - $8,000

●		Committee Member Retainer:

	○	Audit - $7,500
	○	Compensation - $5,000
	○	Nominating and Corporate Governance - $4,000

All cash fees will be paid quarterly in arrears and shall be pro-rated based on the number of whole or partial months served during a calendar year. Although directors are not paid meeting fees, the lead independent director, if any, and the Chairman of the Compensation Committee may determine to pay meeting fees for one or more meetings to the extent the number of Board or committee meetings exceeds the typical number of meetings during the year. We will also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of director and committee meetings. Non-employee directors will receive an annual stock option award, which will vest in a single installment on the first anniversary of the date of grant. Each non-employee director as of June 15, 2023 received a non-qualified stock option award of 750 options on that date.

Dr. Schaffer, our Chief Executive Officer, serves as Chairman of our Board but does not receive additional compensation for his service as a director. See the Summary Compensation Table for a description of Dr. Schaffer’s 2023 compensation.

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

The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued pursuant to our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders (1)	57,300	$61.14	82,016
Equity compensation plans not approved by security holders	—	$—	—
Total	57,300	$61.14	82,016

(1)	The amounts shown in this row include securities under the Equity Plan.

(2)	In accordance with the “evergreen” provision in our Equity Plan, an additional 117,600 shares of our common stock were automatically made available for issuance on the first day of 2024, which represents 5% of the number of fully-diluted shares outstanding on December 31, 2023 (rounded to the nearest 1,000 share increment). These shares are excluded from the shares disclosed in the table.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 22, 2024 (unless otherwise noted) by:

●	each person or group known to us who beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of our Named Executive Officers; and

●	all of our directors and current executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options or warrants held by such person that are currently exercisable or will become exercisable within 60 days of March 22, 2024 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent of Class (2)

Named Executive Officers and Directors
Shane J. Schaffer, Pharm.D.	53,633	(3)	1.07%
Laurie A. Myers	5,492	(4)	*
Matthew Brams, MD	33,184	(5)	*
Louis G. Van Horn, MBA	7,831	(6)	*
Craig S. Gilgallon, Esq.	9,994	(7)	*
Jeff S. Ervin	-	(8)	*
Bryan Lawrence	-	(8)	*
John. A. Roberts	-	(8)	*
Peter J. Werth	1,171,055	(9)	19.39%
All Directors and Executive Officers as a group (9 persons)(9)	1,296,114	(10)	21.38%

*	Denotes less than 1%.

(1)	Unless noted otherwise, the address of all listed stockholder is 1901 W. 47th Place, Kansas City, KS 66205. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

(2)	We have determined beneficial ownership in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, which is generally determined by voting power and/or dispositive power with respect to securities. Percentage ownership is based on 5,010,471 shares of common stock issued and outstanding as of March 22, 2024, plus any shares issuable upon exercise of options or warrants that are exercisable with 60 days of March 22, 2024 held by such person.

(3)	Includes (i) 3,537 shares of our common stock issuable upon exercise of warrants that are currently exercisable, (ii) 7,629 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 22, 2024, and (iii) 40,392 shares of common stock held by Fountainhead Shrugged, LLC. Dr. Schaffer is the manager of Fountainhead Shrugged, LLC and has voting and investment power over the securities held by Fountainhead Shrugged, LLC. Does not include 66,553 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 22, 2024.

(4)	Includes 3,078 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 22, 2024. Does not include 29,847 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 22, 2024.

(5)	Includes 672 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 22, 2024. Does not include 17,604 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 22, 2024.

(6)

Includes 7,081 shares of common stock held by Louis G. Van Horn Trust, 12/23/19. Mr. Van Horn is the Trustee of Louis G. Van Horn Trust, 12/23/19 and has voting and investment power over the securities held by Louis G. Van Horn Trust, 12/23/19. Mr. Van Horn resigned from the Company on December 13, 2023. Amounts reflect shares reported on the last Form 4 filed by Mr. Van Horn before his resignation that reflected his holdings of our common stock, as adjusted for our 1-for-20 reverse stock split, effective November 30, 2023.

(7)

Includes (i) 251 shares of our common stock issuable upon exercise of warrants that are currently exercisable and (ii) 9,265 shares of common stock held by The Limerick Group, LLC. Mr. Gilgallon is the sole member of The Limerick Group, LLC and has voting and investment power over the securities held by Limerick Group, LLC. Mr. Gilgallon resigned from the Company on December 13, 2023. Amounts reflect shares reported on the last Forms 4 filed by Mr. Gilgallon before his resignation that reflected his holdings of our common stock and warrants to purchase shares of our common stock, as adjusted for our 1-for-20 reverse stock split, effective November 30, 2023.

(8)	Does not include 5,000 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 22, 2024.
(9)	Includes (i) 1,029,370 shares of our common stock issuable upon exercise of warrants that are currently exercisable, (ii) 675 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 22, 2024, and (iii) 139,917 shares of common stock held by Werth Family Investment Associates LLC. Mr. Werth is the manager of Werth Family Investment Associates LLC and has voting and investment power over the securities held by Werth Family Investment Associates LLC. Does not include 2,799 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 22, 2024.

(9)	Includes directors and current executive officers.

(10)	Does not include 175,246 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 22, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2022 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements.

WFIA Note

On August 9, 2022, CTx issued the Original Note to WFIA. Peter Werth, a member of our Board is manager of WFIA. The Original Note was unsecured with interest accruing at 15% per annum. Outstanding principal and all accrued and unpaid interest were due and payable on August 8, 2025, or 120 days following written demand made by WFIA during the first five business days of a calendar quarter beginning April 1, 2023. CTx was permitted to prepay the Original Note, in whole or in part, without premium or penalty; provided, that no amount repaid was permitted to be reborrowed.

On May 9, 2023, CTx executed the WFIA Note in favor of WFIA that increased the principal amount of the Original Note from $5.0 million to $8.0 million.

On September 8, 2023, we entered into a note conversion agreement with WFIA, pursuant to which WFIA agreed to convert the Original Principal Amount under the WFIA Note in the September WFIA Pre-Funded Warrants to purchase 341,912 shares of our common stock at a conversion price per September WFIA Pre-Funded Warrant of $17.00. The September WFIA Pre-Funded Warrants have no expiration date and are exercisable immediately at an exercise price of $0.002 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 19.99% of the outstanding shares of Common Stock of the Company.

On January 25, 2024, we entered into the January 2024 Note Conversion Agreement and converted the remaining $3.0 million of principal plus all accrued interest, or $3,287,500, under the note payable to WFIA into the January WFIA Pre-Funded Warrants to purchase 687,043 shares of common stock at a conversion price per pre-funded warrant of $4.785. The closing price of our common stock on January 24, 2024 was $4.35. The January 2024 Pre-Funded Warrants have no expiration date and are exercisable immediately at an exercise price of $0.0001 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 19.99% of the outstanding shares of our common stock. In March of 2024, we issued to WFIA an additional pre-funded warrant to purchase 7,053 shares of common stock as a result of an error in the interest calculation, on the same form and at the same conversion price as the January WFIA Pre-Funded Warrants.

WFIA August 2023 Private Placement

On August 11, 2023, we entered into August 2023 Purchase Agreement with WFIA and issued 51,158 shares of our common stock at a purchase price per share of $10.97, for aggregate gross proceeds to us of approximately $1.0 million, before deducting transaction expenses payable by us. The WFIA Private Placement closed on August 11, 2023.

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

Policies and Procedures for Related Party Transactions

We adopted policies and procedures for related party transactions that prohibit our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, or related parties, from entering into a transaction with us without the prior consent of our Board acting through the Audit Committee or, in certain circumstances, the chairman of the Audit Committee. Any request for us to enter into a transaction with a related party, in which the amount involved will, or may be expected to, exceed $100,000 and such related party would have a direct or indirect interest must first be presented to our Audit Committee, or in certain circumstances the chairman of our Audit Committee, for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related person’s interest in the transaction.

Director Independence

Pursuant to the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has determined that Jeff Ervin, Bryan Lawrence and John Roberts are “independent directors” as such term is defined by Nasdaq Marketplace Rule 5605(a)(2). Due to the promissory note issued by CTx in favor of WFIA, of which Mr. Werth is manager, our Board determined that Mr. Werth is not an independent director. In addition, Shane Schaffer is not an independent director due to his position as Chief Executive Officer of the Company. Scott Applebaum, who resigned from the Board on December 6, 2023, Patrick Gallagher who resigned from the Board on December 12, 2023 and each of Gregg Givens and Curt Medeiros who resigned from the Board on December 13, 2023, were deemed to be independent directors. We have established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which are comprised of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Kansas City, MO, Auditor Firm ID: 185. The following table summarizes the fees billed by KPMG for audit and other services provided to the Company for the fiscal years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees (1)	$672,000	$440,000
Audit-Related Fees	—	—
Tax Fees (2)	38,445	68,125
All Other Fees	—	—
Total	$710,445	$508,125

(1)	Audit fees consist of fees for our quarterly reviews and audits of our financial statements, and fees relating to registration statement reviews, consents and comfort letters.

(2)	Tax fees consist of fees for tax compliance services, including preparation and review of tax returns and general tax consulting services.

Pre-Approval Policy

The Audit Committee or its Chairman pre-approves audit and non-audit services to be rendered to the Company and establishes a dollar limit on the amount of fees the Company will pay for each category of services. Generally, management will submit to the Audit Committee a list of services that it recommends the Audit Committee engage the independent registered public accounting firm to provide for the fiscal year. The Audit Committee is informed from time to time of the non-audit services provided pursuant to the pre-approval process. During the year, the Audit Committee periodically reviews the types of services and dollar amounts approved and adjusts such amounts, as it deems appropriate. Unless a service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee or its Chairman. Any service pre-approved by the Chairman will be presented to the Audit Committee at its next regularly scheduled meeting. The Audit Committee also periodically reviews all non-audit services to ensure such services do not impair the independence of the Company’s independent registered public accounting firm. All services rendered by KPMG LLP in our fiscal years ended December 31, 2023 and 2022 were pre-approved by our Audit Committee.

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

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated August 30, 2021, among Cingulate, Inc., Cingulate Therapeutics LLC, and Cingulate Pharma LLC	S-1	2.1	9/9/2021
3.1	Amended and Restated Certificate of Incorporation of Cingulate Inc., as amended to date	S-1	3.1	1/12/2024
3.2	Amended and Restated Bylaws of Cingulate Inc.	10-K	3.2	3/28/2022
4.1	Specimen Certificate representing shares of common stock of Cingulate Inc.	S-1	4.1	9/9/2021
4.2	Form of Underwriter Common Stock Purchase Warrant	S-1	4.2	11/10/2021
4.3	Form of Common Stock Purchase Warrant	S-1	4.3	12/9/2021
4.4	Form of Warrant Agent Agreement	S-1	4.4	12/9/2021
4.5	Description of Cingulate Inc. Securities
4.6	Form of September 2023 Pre-Funded Warrant	S-1/A	4.5	8/29/2023
4.7	Form of September 2023 Series A Warrant	S-1/A	4.6	8/29/2023
4.8	Form of September 2023 Series B Warrant	S-1/A	4.7	8/29/2023
4.9	Form of September 2023 Placement Agent Warrant	S-1/A	4.8	8/29/2023
4.10	Form of September 2023 WFIA Pre-Funded Warrant	8-K	4.1	9/11/2023
4.11	Form of January 2024 WFIA Pre-Funded Warrant	8-K	4.1	1/29/2024
4.12	Form of February 2024 Pre-Funded Warrant	8-K	4.1	2/7/2024
4.13	Form of February 2024 Series A Warrant	8-K	4.2	2/7/2024
4.14	Form of February 2024 Series B Warrant	8-K	4.3	2/7/2024
4.15	Form of February 2024 Placement Agent Warrant	8-K	4.4	2/7/2024
4.16*	Form of March 2024 WFIA Pre-Funded Warrant
10.1#	Patent and Know-How License Agreement, dated August 8, 2018, between BDD Pharma Limited, Cingulate Therapeutics LLC and Drug Delivery International Limited	S-1	10.2	9/9/2021
10.2#	Master Services Agreement between Cingulate Therapeutics LLC and Societal CDMO, Inc., dated October 24, 2022	8-K	10.1	10/25/2022
10.3+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Shane J. Schaffer	S-1	10.4	9/27/2021
10.4+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Matthew N. Brams	S-1	10.5	9/27/2021
10.5+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Laurie A. Myers	S-1	10.6	9/27/2021
10.6+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Craig S. Gilgallon	S-1	10.7	9/27/2021

10.7+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Louis G. Van Horn	S-1	10.8	9/27/2021
10.8+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Raul R. Silva	S-1	10.9	9/27/2021
10.9+	Amendment to Employment Agreement, effective April 1, 2022, between Cingulate Therapeutics LLC and Raul R. Silva	10-Q	10.1	8/11/2022
10.10+	Amendment to Employment Agreement, effective January 1, 2023, between Cingulate Therapeutics LLC and Raul R. Silva	10-K	10.10	3/10/2023
10.11+	Employment Agreement, dated January 25, 2024, between Cingulate Therapeutics LLC, and Jennifer L. Callahan	8-K	10.2	1/29/2024
10.12+	Form of Indemnification Agreement	S-1	10.10	9/9/2021
10.13+	Cingulate Inc. 2021 Omnibus Equity Incentive Plan	S-1	10.1	9/27/2021
10.14+	Form of Nonqualified Stock Option Award under 2021 Plan	10-Q	10.1	5/12/2022
10.15+	Form of Incentive Stock Option Award under 2021 Plan	10-Q	10.2	5/12/2022
10.16+	Form of Restricted Stock Unit Award under 2021 Plan	S-1	10.20	9/27/2021
10.17+	Form of Restricted Stock Award under 2021 Plan	S-1	10.21	9/27/2021
10.18+	Amendment to Employment Agreement, effective January 1, 2024, between Cingulate Therapeutics, LLC and Matthew N. Brams	S-1	10.26	1/12/2024
10.19+	Amendment to Employment Agreement, effective December 29, 2023, between Cingulate Therapeutics, LLC and Raul A. Silva	S-1	10.27	1/12/2024
10.19	Promissory Note, dated August 9, 2022, between Cingulate Therapeutics, LLC and Werth Family Investment Associates	8-K	10.1	8/11/2022
10.20	At The Market Offering Agreement, dated January 3, 2023, by and between Cingulate Inc. and H.C. Wainwright & Co., LLC	S-3	1.2	1/3/2023
10.21	Joint Commercialization Agreement, dated March 7, 2023, by and between Cingulate Therapeutics, LLC and Indegene, Inc.	10-K	10.19	3/10/2023
10.22	Purchase Agreement, dated April 24, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	10.1	4/25/2023
10.23	Registration Rights Agreement, dated April 24, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	10.2	4/25/2023
10.24	Amendment to ATM Agreement, dated May 2, 2023, by and between Cingulate Inc. and H.C. Wainwright & Co., LLC	10-Q	10.5	5/10/2023
10.25	Amended and Restated Promissory Note, dated May 9, 2023, between Cingulate Therapeutics, LLC and Werth Family Investment Associates LLC	8-K	10.1	5/10/2023
10.26	Securities Purchase Agreement, dated August 11, 2023, by and between the Company and Werth Family Investment Associates LLC	8-K	10.1	8/14/2023
10.27	Form of September 2023 Securities Purchase Agreement	S-1/A	10.1	8/29/2023
10.28	Note Conversion Agreement, dated September 8, 2023, by and between the Company, Cingulate Therapeutics, LLC and Werth Family Investment Associates LLC	8-K	10.1	9/11/2023
10.29	Note Conversion Agreement, dated January 25, 2024, by and between the Company, Cingulate Therapeutics, LLC and Werth Family Investment Associates LLC	8-K	10.1	1/29/2024
10.30	Form of February 2024 Securities Purchase Agreement	8-K	10.1	2/7/2024
21.1*	List of Subsidiaries of Cingulate Inc.

23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Cingulate Inc. Compensation Recovery Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

CINGULATE INC.

Date: April 1, 2024	By:	/s/ Shane J. Schaffer
Shane J. Schaffer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2024	By:	/s/ Jennifer L. Callahan
Jennifer L. Callahan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane J. Schaffer	Chairman and Chief Executive Officer	April 1, 2024
Shane J. Schaffer	(Principal Executive Officer)

/s/ Jennifer L. Callahan	Chief Financial Officer	April 1, 2024
Jennifer L. Callahan	(Principal Financial Officer
and Principal Accounting Officer)

/s/ Jeffrey S. Ervin	Director	April 1, 2024
Jeffrey S. Ervin

/s/ Bryan Lawrence	Director	April 1, 2024
Bryan Lawrence

/s/ John A. Roberts	Director	April 1, 2024
John A. Roberts

/s/ Peter J. Werth	Director	April 1, 2024
Peter J. Werth

KPMG LLP
Suite 1100
1000 Walnut Street
Kansas City, MO 64106-2162

Report of Independent Registered Public Accounting Firm

To the the Stockholders and Board of Directors

Cingulate Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cingulate Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and will need additional funding for operations and product development, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2020.

Kansas City, Missouri

April 1, 2024

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with

KPMG International Limited, a private English company limited by guarantee.

Cingulate Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$52,416	$5,356,276
Miscellaneous receivables	14,622	234,432
Prepaid expenses and other current assets	511,556	2,278,944
Total current assets	578,594	7,869,652

Property and equipment, net	2,545,965	2,904,787
Operating lease right-of-use assets	366,877	630,618

Total assets	3,491,436	11,405,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	5,199,105	762,357
Accrued expenses	1,651,519	894,635
Note payable	3,000,000	5,000,000
Finance lease liability, current	17,057	16,053
Operating lease liability, current	358,085	339,755
Total current liabilities	10,225,766	7,012,800

Long-term liabilities:
Finance lease liability, net of current	4,436	21,487
Operating lease liability, net of current	130,663	488,748
Total long-term liabilities	135,099	510,235
Total liabilities	10,360,865	7,523,035

Stockholders’ Equity
Common Stock, $0.0001 par value; 240,000,000 shares authorized and 1,167,520 and 602,640 shares issued and outstanding as of December 31, 2023 and 2022	118	61
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2023 and 2022	-	-
Additional Paid-in-Capital	86,073,896	73,290,457
Accumulated deficit	(92,943,443)	(69,408,496)
Total stockholders’ equity	(6,869,429)	3,882,022

Total liabilities and stockholders’ equity	$3,491,436	$11,405,057

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2023 and 2022

	2023	2022
Operating expenses:
Research and development	$15,493,304	$8,995,280
General and administrative	7,265,885	8,506,438
Operating loss	(22,759,189)	(17,501,718)

Interest and other expense, net	(775,758)	(174,514)
Loss before income taxes	(23,534,947)	(17,676,232)
Income tax benefit (expense)	-	-

Net loss and comprehensive loss	$(23,534,947)	$(17,676,232)
Net loss per share of common stock, basic and diluted	$(26.00)	$(29.35)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	905,225	602,340

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2023 and 2022

					Accumulated
	Common Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance January 1, 2022	602,640	61	$72,575,580	$(51,732,264)	$165	$20,843,542
Available for sale investments	-	-	-	-	(165)	(165)
Stock-based compensation expense	-	-	800,796	-	-	800,796
IPO Costs	-	-	(85,919)	-	-	(85,919)
Net loss	-	-	-	(17,676,232)	-	(17,676,232)
Balance December 31, 2022	602,640	61	$73,290,457	$(69,408,496)	$-	$3,882,022
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	126,312	13	1,840,724			1,840,737
Issuance of common stock in connection with private placement with WFIA	91,158	9	999,991			1,000,000
Issuance of common stock in public offering, net of fees	346,260	35	3,310,516			3,310,551
Issuance of pre-funded warrants in connection with the conversion of related party note payable	-	-	3,949,765			3,949,765
Capital contribution in connection with conversion of related party note payable	-	-	1,862,735			1,862,735
Issuance of restricted common stock	1,150	-	7,038			7,038
Stock-based compensation expense	-	-	812,670			812,670
Net loss				(23,534,947)		(23,534,947)
Balance December 31, 2023	1,167,520	$118	$86,073,896	$(92,943,443)	$-	$(6,869,429)

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2023 and 2022

	2023	2022
Operating activities:
Net loss	$(23,534,947)	$(17,676,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	582,918	394,011
Stock-based compensation	812,670	800,796
Changes in operating assets and liabilities:
Miscellaneous receivables	219,810	455,816
Prepaid expenses and other current assets	1,767,388	(580,591)
Operating lease right-of-use assets	263,741	227,982
Trade accounts payable and accrued expenses	5,193,632	791,005
Current portion of operating lease liability	18,330	44,160
Long-term portion of operating lease liability	(358,085)	(339,755)
Net cash used in operating activities	(15,034,543)	(15,882,808)

Investing activities:
Purchase of property and equipment	(224,096)	(153,420)
Proceeds from sale of short-term investments	-	933
Other	-	(165)
Net cash used in investing activities	(224,096)	(152,652)

Financing Activities:
Proceeds from the issuance of common stock and pre-funded common stock purchase warrants, net of fees	6,970,826	-
IPO issuance costs	-	(85,919)
Proceeds from note payable	3,000,000	5,000,000
Principal payments on finance lease obligations	(16,047)	(15,090)
Net cash provided by financing activities	9,954,779	4,898,991

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(5,303,860)	(11,136,469)
Cash and cash equivalents at beginning of year	5,356,276	16,492,745
Cash and cash equivalents at end of year	$52,416	$5,356,276

Property and equipment accrued but not paid at end of year	$186,960	$-
Cash payments:
Interest paid	$19,421	$19,000

See notes to consolidated financial statements.

CINGULATE INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(1) Nature of the Business and Liquidity

Organization

Cingulate Inc. (Cingulate or the Company), a Delaware corporation, is a biopharmaceutical company focused on the development of products utilizing its drug delivery platform technology that enables the formulation and manufacture of once-daily tablets of multi-dose therapies, with an initial focus on the treatment of Attention Deficit/Hyperactivity Disorder (ADHD). The Company is developing two proprietary, first-line stimulant medications, CTx-1301 (dexmethylphenidate) and CTx-1302 (dextroamphetamine), for the treatment of ADHD intended for all patient segments: children, adolescents, and adults. CTx-1301 and CTx-1302 utilize a flexible core tableting technology with target product profile designed to deliver a rapid onset and last the entire active day with a controlled descent of plasma drug level and have favorable tolerability. In addition, the Company has a third product to treat anxiety, CTx-2103, in a formulation stage.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As a pre-revenue entity, the Company is dependent on the ability to raise capital to support operations until such time as the product candidates under development are U.S. Food and Drug Administration (FDA) approved, manufactured, commercially available to the marketplace and produce revenues. The Company’s initial public offering, which was completed in December 2021, provided approximately $20.4 million in net proceeds. In addition, the Company received proceeds of $5.0 million from a promissory note in August 2022 and an additional $3.0 million when the promissory note was amended and restated in May 2023, a portion of which was subsequently converted to equity in September 2023, as further described in Note 7. The Company utilized its At the Market Agreement (ATM Agreement) with H.C. Wainwright and Purchase Agreement with Lincoln Park Capital LLC, providing a total of approximately $2.1 million in net proceeds during 2023 from the sale of common stock pursuant to those agreements. In September 2023, the Company sold common stock, pre-funded common stock warrants and accompanying Series A and Series B warrants to purchase common stock in a public offering, which provided approximately $3.3 million in net proceeds, and sold $1million of common stock in a private placement, as further described in Note 9. The Company raised additional capital subsequent to year-end through the sale of common stock pursuant to the ATM Agreement in January 2024 for net proceeds of approximately $3.1 million, and through a public offering of common stock, pre-funded common stock warrants and accompanying Series A and Series B warrants that closed in February 2024 for net proceeds of approximately $6.5 million, as further described in Note 17. However, the Company will need additional funding for operations and development. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources, including potential collaborations with other companies or other strategic transactions. Successful implementation of these plans involves both the Company’s efforts and factors that are outside its control, such as market factors and FDA approval of product candidates. The Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

(d) Cash and Cash Equivalents

Bank demand deposit accounts and short-term liquid investments with an initial maturity of three months or less are considered cash and cash equivalents. Cash and cash equivalents as of December 31, 2023 and 2022 consisted of bank deposits and short-term money market funds. Cash and cash equivalents are carried at cost which is indicative of fair value.

(e) Miscellaneous Receivables

Miscellaneous receivables as of December 31, 2022, consisted of an insurance claim recoverable, which was subsequently collected in early 2023, as well as employee retention tax credits for payroll costs incurred in 2020 and research and development tax credits. The Company analogized to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance”, in accounting for these receivables. As of December 31, 2022, the Company determined that there was no allowance necessary relating to these receivables. All remaining employee retention tax credits and research and development tax credits were collected in 2023.

(f) Property and Equipment, net

Property and equipment, net are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Property and equipment are depreciated using the straight-line method over the estimated remaining useful lives or, for leasehold improvements or leased assets under a financing lease, the life of the lease if shorter.

(g) Leases

The Company is a lessee in two noncancellable operating leases, relating to office space at the Kansas City headquarters office and the New Jersey office and two finance leases, for certain furniture and equipment. The New Jersey office lease expired on December 31, 2023.

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

ROU assets for operating and finance leases are evaluated for impairment losses under the long-lived assets impairment guidance in ASC Subtopic 360-10, Property and Equipment-Overall. The ROU asset is assessed for impairment with the asset group within which it resides.

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

(h) Impairment of Long-lived Assets

The Company assesses the carrying value of its long-lived assets, including property and equipment, as well as lease ROU assets, when events or circumstances indicate that the carrying value of such assets may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset groups. No impairment was recognized during the years ended December 31, 2023 or 2022.

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

(k) Segments

Operating segments are components of a Company for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company currently operates in one operating segment-drug development.

(l) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. As of December 31, 2023, Cingulate Therapeutics LLC (CTx) is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items, therefore a full valuation allowance is recorded.

The Company has not identified any uncertain tax positions. There have been no interest or penalties recognized in the consolidated financial statements related to uncertain tax positions. In addition, no tax positions exist for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files income tax returns in the federal and various state jurisdictions. These federal income taxes are immaterial. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2020.

(m) Common Stock Purchase Warrants

The Company issued warrants in connection with its IPO in December 2021 and in connection with the common stock offering in September 2023. These equity instruments were valued at fair value when they were issued. See additional information in Note 11.

(n) Net Loss per Share

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

(3) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2023 and 2022:

	2023	2022
Research and development	$183,452	$1,377,391
Insurance	31,302	472,152
Active pharmaceutical ingredients	97,324	209,156
Deferred capital raise costs	178,780	100,339
Professional fees	-	61,524
Dues and subscriptions	-	37,684
Other	20,698	20,698
	$511,556	$2,278,944

(4) Property and Equipment

Property and equipment, net consists of the following at December 31, 2023 and 2022:

	Estimated
	Useful Life
	(in years)	2023	2022
Equipment	2-7	$4,321,816	$2,565,997
Furniture and fixtures	7	145,754	145,754
Computer equipment	5	41,898	41,898
Leasehold improvements	5	471,505	471,505
Construction-in-process- equipment	-	207,976	1,739,699
		5,188,949	4,964,853
Less: accumulated depreciation		(2,642,984)	(2,060,066)
		$2,545,965	$2,904,787

Depreciation expense was $582,918 and $394,011 for the years ended December 31, 2023 and 2022, respectively.

(5) Accrued Expenses

Accrued expenses consisted of the following at December 31, 2023 and 2022:

	2023	2022
Employee compensation	$593,022	$175,625
Interest	290,000	292,339
Professional fees	213,922	314,446
Research and development	155,220	-
CIT- Equipment	155,800
State franchise taxes	120,570	56,862
Insurance	56,088	-
Other	66,897	55,363
	$1,651,519	$894,635

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

(7) Related Party Notes Payable

In August 2022, the Company received $5.0 million of debt financing from Werth Family Investment Associates LLC (WFIA). Peter Werth, manager of WFIA, is a member of the Company’s Board of Directors. The promissory note, dated August 9, 2022, was unsecured with interest accruing at 15% per annum. In May 2023, the Company received an additional $3.0 million of debt financing from WFIA by amending and restating the note to increase the principal amount to $8.0 million. All other terms of the note remained the same.

On September 8, 2023, the Company and CTx entered into a Note Conversion Agreement (Note Conversion Agreement) with WFIA, pursuant to which WFIA agreed to convert the original principal amount of $5.0 million under the note plus all accrued interest on the original principal, or $5,812,500, by issuing pre-funded warrants (WFIA Pre-Funded Warrants) to purchase 341,912 shares of the Company’s common stock at a conversion price per WFIA Pre-Funded Warrant of $17.00. The closing price of the Company’s common stock on Nasdaq on September 8, 2023, was $11.55 per share. The WFIA Pre-Funded Warrants have no expiration date and are exercisable immediately at an exercise price of $0.002 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), no more than 19.99% of the outstanding shares of common stock of the Company.

 The Company considered ASC 470-60, Troubled Debt Restructurings by Debtors, in accounting for this debt conversion. The difference between the fair value of the pre-funded warrants issued and the carrying value of the debt settled in the transaction was recognized as a capital contribution of $1,862,735 in the Statement of Stockholders’ Equity.

In February 2024, the remaining balance of the promissory note was converted to pre-funded warrants as described in Note 17.

During the year ended December 31, 2023 and 2022, the Company recognized $790,000 and $292,339 of interest expense relating to this note. The portion of this interest expense that was not part of the conversion to pre-funded warrants discussed above is included in accrued expenses on the consolidated balance sheet at December 31, 2023.

(8) Stockholders’ Equity

The Company has authorized 240,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock at December 31, 2023 and 2022 of which 1,167,520 and 602,640 shares of common stock were issued and outstanding, respectively. The Company has not issued any shares of preferred stock.

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

Reverse Stock Split

On November 30, 2023, the Company completed a one-for-twenty reverse stock split (Reverse Stock Split), which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the Reverse Stock Split. The number of shares of the Company’s authorized common stock was not affected by the Reverse Stock Split and the par value of the Company’s common stock remained unchanged at $0.0001 per share. No fractional shares were issued in connection with the Reverse Stock Split. Except where disclosed, all amounts related to number of shares and per share amounts have been retrospectively restated in these financial statements.

(9) Sale of Securities

Private Placement

On August 11, 2023, the Company entered into a Securities Purchase Agreement with WFIA and issued, in a private placement priced at the market under Nasdaq rules, 91,158 shares of its common stock at a purchase price per share of $10.97, resulting in gross proceeds to the Company of approximately $1.0 million. Peter Werth, a member of the Company’s Board of Directors, is the manager of WFIA.

Public Offerings

On September 11, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor (September 2023 Offering) pursuant to which the Company issued 86,000 shares of its common stock at a combined price of $11.55 per share and accompanying Series A and Series B warrants, and pre-funded warrants (Pre-Funded Warrants) to purchase up to an aggregate of 260,261 shares of its common stock at a combined purchase price of 11.55 per Pre-Funded Warrant and accompanying Series A and Series B warrants, which represents the public offering price for the common stock less the $0.002 per share exercise price per share for each Pre-Funded Warrant. The September 2023 Offering closed on September 13, 2023. The Pre-Funded Warrants are exercisable at any time after the date of issuance and have no expiration date. The holder of Pre-Funded Warrants may not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The September 2023 Offering resulted in gross proceeds to the Company of $3,999,480 before deducting $688,929 of placement agent fees and other offering expenses. See Note 10 for a description of Series A and Series B warrants issued in the September 2023 Offering.

In February 2024, the Company completed a public offering with net proceeds of $6.5 million as further described in Note 17.

Conversion of Related Party Note

On September 8, 2023, the Company issued WFIA Pre-Funded Warrants to purchase 341,912 shares of the Company’s common stock as part of the Note Conversion Agreement, as described in Note 7. The WFIA Pre-Funded Warrants have no expiration date and are exercisable immediately at an exercise price of $0.002 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 19.99% of the outstanding shares of common stock of the Company.

In February 2024, the remaining balance of the promissory note was converted to pre-funded warrants as described in Note 17.

Purchase Agreement with Lincoln Park

In April 2023, the Company entered into a purchase agreement (LP Purchase Agreement) and a registration rights agreement (Registration Rights Agreement) with Lincoln Park Capital Fund, LLC (Lincoln Park). Pursuant to the terms of the LP Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $12 million of the Company’s common stock subject to certain limitations and satisfaction of the conditions set forth in the LP Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act 225,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement.

Pursuant to the terms of the LP Purchase Agreement, at the time the Company signed the LP Purchase Agreement and the Registration Rights Agreement, the Company issued 18,402 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock under the LP Purchase Agreement. The commitment shares were valued at $400,409 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the LP Purchase Agreement.

During 2023, the Company sold 25,500 shares of common stock under the LP Purchase Agreement, for net proceeds of $450,427.

At the Market Offering

In January 2023, the Company entered into the ATM Agreement with H.C. Wainwright & Co., LLC (HCW) pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $4.97 million in at-the-market offerings sales. HCW will act as sales agent and will be paid a 3% commission on each sale under the ATM Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. In 2023 the Company sold 82,410 shares of common stock under the ATM agreement, for net proceeds of $1,696,407.

In January 2024, the Company sold 283,800 shares of common stock under the ATM Agreement, for net proceeds of $3,115,303.

(10) Common Stock Purchase Warrants

For each of the 208,333 shares of common stock issued in connection with the Company’s IPO, one common stock purchase warrant was also issued and included in the unit price of $120.00. These warrants were immediately separable and tradeable. Although the underwriters did not exercise their fifteen percent over-allotment option to purchase additional shares of common stock, they did purchase 31,250 additional common stock purchase warrants for $.001 per warrant less underwriting discounts and commissions. These 239,584 common stock purchase warrants have an exercise price of $120.00 per share and provide for a cashless exercise feature if there is no effective registration statement or current prospectus for the issuance of common stock upon exercise of the warrants. These warrants are exercisable from December 10, 2021 through December 10, 2026. Upon the termination date, these warrants will be automatically exercised via a cashless exercise.

In addition to the common stock purchase warrants noted above, the Company issued 10,417 common stock purchase warrants to the underwriters for the Company’s IPO pursuant to the underwriting agreement. These warrants have an exercise price of $150.00 per share and provide for a cashless exercise feature. These warrants are exercisable from June 7, 2023 through December 10, 2026.

For each of the 346,261 shares of common stock and Pre-Funded Warrants issued in the September 2023 Offering, the Company issued Series A warrants to purchase up to 346,261 shares of common stock and Series B warrants to purchase up to 173,131 shares of common stock. The Series A and Series B warrants have an exercise price of $11.55 per share and became exercisable on the effective date of stockholder approval of the shares issuable pursuant to the warrants. The Series A warrants have a five-year term and the Series B warrants have a two-year term from the initial exercise date of November 3, 2023. The Company evaluated the warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and determined that equity treatment was appropriate.

The Company valued the Pre-Funded Warrants to purchase 260,260 shares of common stock based on their issuance date fair value of $3,006,008. As of December 31, 2023, all of the Pre-Funded Warrants relating to the September 2023 public offering had been exercised.

In connection with the September 2023 Offering, the Company issued placement agent warrants to purchase up to 17,313 shares of common stock. The placement agent warrants have an exercise price of $14.44 per share. These warrants have a five-year term ending September 11, 2028.

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

The following table summarizes the Company’s outstanding common stock purchase warrants as of December 31, 2023:

			Issuance Date	Issuance Date
	Number of	Exercise	Fair Value	Fair Value
	Warrants	Price	per Warrant	Total
December 2021 Initial Public Offering	239,584	$120.00	$95.40	$22,856,314
December 2021 Underwriter Warrants	10,418	$150.00	$92.79	966,686
September 2023 WFIA Pre-funded Warrants	341,912	$0.002	$11.55	3,949,767
September 2023 Public Offering Series A Warrants	346,261	$11.55	$10.82	3,746,544
September 2023 Public Offering Series B Warrants	173,131	$11.55	$8.42	1,457,763
September 2023 Placement Agent Warrants	17,316	$14.40	$10.63	184,069
Balance- December 31, 2023	1,388,882			$38,018,839

The Company has accounted for these warrants as equity-classified instruments under ASC Subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, as they are indexed to the Company’s common stock, and they meet all other conditions for equity classification. The gross proceeds of the September 2023 public offering was allocated to the common stock and common stock purchase warrants using the relative fair value method shown as follows. Fair value of the warrants was recorded to Additional Paid-in-Capital on the Company’s balance sheet.

		Percent
	Fair	of Total	Amount
	Value	Fair Value	Allocated

Common Stock	$993,472	10.6%	$423,246
Pre-Funded Warrants	3,006,003	32.0%	1,280,639
Series A, B and Placement Agent Warrants	5,388,376	57.4%	2,295,594
Total	$9,387,851	100.0%	$3,999,479

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

The maximum number of shares of common stock available for issuance in connection with options and other awards granted under the 2021 Plan is 139,316 and as of December 31, 2023, 82,016 shares of common stock were available for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1st of each year until the expiration of the 2021 Plan, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, on a fully diluted basis, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

The Company recorded stock-based compensation expense of $812,670 and $800,796 during the years ended December 31, 2023 and 2022, relating to options issued. As of December 31, 2023 and 2021, there was $1,278,981 and $2,089,509 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2021 Plan, which is expected to be recognized over the next one to four years.

A summary of option activity under the Plan during the years ended December 31, 2023 and 2021 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	25,043
Grants	18,017	$34.53	9.20 years
Exercised	-
Forfeitures or expirations	-	$-
Outstanding at December 31, 2022	43,060
Grants	31,817	$27.23	9.34 years
Exercised	-
Forfeitures or expirations	(17,577)	$51.55
Outstanding at December 31, 2023	57,300	$61.14	8.55 years
Vested and expected to vest at December 31, 2023	57,300
Exercisable at December 31, 2023	24,549

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

	2023	2022
Risk-free interest rate	3.749%	1.889%
Expected term (in years)	5.9	5.98
Expected volatility	1.20	1.126
Expected dividend yield	0%	0%

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

The grant-date fair value of options granted during the year ended December 31, 2023 ranged from $12.83 to $30.57 and $17.20 to $23.20 for options granted during the year ended December 31, 2022.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock. Because there were no stock options with exercise prices lower than the fair value of the Company’s common stock, the aggregate intrinsic value is zero as of December 31, 2023 and 2022.

(12) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. No deferred income tax benefit or expense was recorded as of December 31, 2023 or December 31, 2022, for federal or state income taxes.

Income tax expense differed from the expected expense computed by applying U.S. Federal income tax rate for the respective years ended as follows:

	December 31, 2023	December 31, 2022
Federal income tax benefit at statutory rate	$(4,936,484)	$(3,712,008)
State income tax benefit	(1,299,941)	(977,496)
Permanent differences	18,239	11,935
Change in valuation allowance	7,050,437	4,733,324
Research and development tax crediit- prior period	(775,982)	-
Other	(56,269)	(55,755)
Total income tax expense	$-	$-

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items. The Company recorded a valuation allowance of its net deferred tax assets totaling $12,631,033 and $5,580,595, respectively, at December 31, 2023 and 2022, which was recorded as a component of income tax expense on the accompanying consolidated statements of operations and other comprehensive loss.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Companies are not subject to U.S. federal and state income tax examinations by tax authorities for years before 2019.

The Company follows the provisions of FASB ASC 740, Income Taxes, to evaluate uncertain tax positions. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material uncertain tax positions requiring recognition in the consolidated financial statements as of December 31, 2023.

	December 31, 2023	December 31, 2022
Deferred income tax assets:
Current:
Research and development costs	$1,257,027	$343,087
Other	17,870	59,018
Non-current:		-
Net operating losses	6,515,232	3,381,215
Research and development costs	4,051,553	1,762,716
Unvested stock options	447,355	204,380
Research and development tax credits	756,123	-
Patents	110,700	92,417
Right-of-use assets	38,706	63,563
Gross deferred income tax assets	13,194,566	5,906,396
Less: valuation allowance	(12,631,033)	(5,580,595)
Net deferred income tax asset	563,533	325,801

Deferred income tax liabilities:
Current:
Accrual to cash	-	(11,228)
Non-current
Property and equipment	(563,533)	(314,573)
Gross deferred income tax liabilities	(563,533)	(325,801)

Net deferred tax asset (liability)	$-	$-

(13) Leases

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

The Company leases office space for its New Jersey based employees from a related party, as further described in Note 17. The base rent for this lease was $3,000 per month in 2023 and 2022. The lease was entered into in January 2021, for a three-year term and expired December 31, 2023.

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

The components of lease cost for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Operating lease cost	$338,787	$338,787
Finance lease cost:
Amortization of right-of-use assets	10,990	10,990
Interest on lease liabilities	1,853	2,804
Total finance lease cost	12,843	13,794
Total lease cost	$351,630	$352,581

Amounts reported in the consolidated balance sheets as of December 31, 2023 and 2022 were as follows:

	2023	2022

Operating Leases:
Operating lease right-of-use assets	$366,877	$630,618

Operating lease liability, current	358,085	339,755
Operating lease liabilities, net of current	130,663	488,748
Total operating lease liabilities	488,748	828,503

Finance leases:
Property and equipment	76,928	76,928
Accumulated amortization	(44,988)	(44,988)
Property and equipment, net	31,940	31,940

Current installments of obligations under
Finance lease liability, current	17,057	16,053
Finance lease liability, net of current	4,436	21,487
Total finance lease liabilities	$21,493	$37,540

Other information relating to leases as of December 31, 2023 and 2022 was as follows:

	2023	2022
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$414,800	$406,400
Operating cash flow from finance leases	16,047	15,096
Financing cash flow from finance leases	1,853	2,804
Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	263,741	227,981
Finance leases	10,990	10,990
Weighted average remaining lease term:
Operating leases	17 months	25 months
Finance leases	12 months	27 months
Weighted average discount rate:
Operating leases	11.76%	11.62%
Finance leases	6.12%	6.12%

Maturities of lease liabilities under noncancellable leases as of December 31, 2023 are as follows:

	Operating	Finance
	leases	leases
2024	393,005	17,900
2025	132,580	4,475
Thereafter	-	-
Total undiscounted lease payments	525,585	22,375
Less imputed interest	(36,837)	(882)
Total lease liabilities	$488,748	$21,493

(14) Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares and pre-funded warrants outstanding during the period. The pre-funded warrants are included in the calculation of the weighted-average number of shares outstanding because their exercise requires only nominal consideration for the delivery of shares. The following table sets forth the computation of the basic and diluted net loss per share for years ended December 31, 2023 and 2022:

	2023	2022
Numerator:
Net loss	$(23,534,947)	$(17,676,232)
Denominator:
Weighted average common shares outstanding	905,225	602,340
Net loss per share, basic and diluted	$(26.00)	$(29.35)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	2023	2022
Stock options issued under the 2021 Equity Incentive Plan	57,300	43,060
Common stock purchase warrants outstanding	786,704	250,000
Total	844,004	293,060

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

As of December 31, 2022, the $250,000 milestone for CTx-1301 relating to the dosing of first patient in a Phase 3 Clinical Trial was accrued as management deemed the milestone probable of occurring. In early 2023, the Company paid this amount as the first patient in a CTx-1301 Phase 3 Clinical Trial was dosed. The Company has not recorded any expense relating to the other milestones for any other product as it has not deemed them probable of occurring as of December 31, 2023.

(16) Related Party Transactions

The former general counsel of the Company is a partner with a law firm providing office facilities space that was leased by the Company. Rental expense incurred by the Company to the law firm was $36,000 in 2023 and 2022, which approximates fair value. As of December 31, 2023, the Company had no outstanding amounts payable under this lease and the lease expired on December 31, 2023.

A member of the Company’s Board of Directors, Peter Werth, is the manager of WFIA, the entity which provided $8.0 million in debt financing to the Company, $5.0 million of which was converted to equity in September 2023, as described in Note 7. The remaining principal balance of $3.0 million was outstanding as of December 31, 2023 and the initial principal balance of $5.0 million was outstanding as of December 31, 2022. Interest expense of $790,000 and $292,339 was recognized during the years ended December 31, 2023 and 2022. $290,000 and $292,339 of accrued interest relating to this note was outstanding as of December 31, 2023 and 2022.

(17) Subsequent Events

Management evaluated events that occurred subsequent to December 31, 2023 through April 1, 2024, which is the date the financial statements were issued.

In January 2024, the Company sold 283,800 shares of common stock under the ATM Agreement, for net proceeds of $3,115,303.

On January 25, 2024, the Company and CTx entered into a note conversion agreement with WFIA, pursuant to which WFIA agreed to convert the remaining principal amount of the note payable of $3.0 million plus all accrued interest, or $3,287,500, by issuing pre-funded warrants to purchase 694,096 shares of the Company’s common stock at a conversion price per pre-funded warrant of $4.785. The closing price of the Company’s common stock on Nasdaq on January 24, 2024, was $4.35 per share. The pre-funded warrants have no expiration date and are exercisable immediately at an exercise price of $0.0001 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), no more than 19.99% of the outstanding shares of common stock of the Company.

On February 2, 2024, the Company completed a public offering (the February 2024 Offering) pursuant to which the Company issued 1,375,000 shares of its common stock at a combined price of $2.00 per share and accompanying Series A and Series B warrants, and pre-funded warrants (Pre-Funded Warrants) to purchase up to an aggregate of 1,375,000 shares of its common stock at a combined purchase price of $1.999 per Pre-Funded Warrant and accompanying Series A and Series B warrants, which represents the public offering price for the common stock less the $0.0001 per share exercise price per share for each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and have no expiration date. The holder of Pre-Funded Warrants may not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. Each share of common stock and each pre-funded warrant were sold along with one Series A and 0.5 Series B warrants. The February 2024 Offering resulted in gross proceeds to the Company of $7,500,000 before deducting $750,950 of placement agent fees and other offering expenses. As of April 1, 2024, 2,177,000 of the Pre-Funded Warrants had been exercised.

On March 18, 2024, the Company increased the maximum aggregate offering price of the shares of the Company’s common stock issuable under the ATM Agreement from $4,970,000 to $8,470,000 and filed a prospectus supplement for an aggregate of $3,500,000. In connection with the filing of the prospectus supplement, on March 17, 2024, the Company received a waiver from the purchaser in the Company’s February 2024 offering under the securities purchase agreement, dated February 2, 2024, by and between the Company and such purchaser. In consideration of the waiver set forth therein, the Company agreed to lower the exercise price of the Series A Warrants to purchase up to an aggregate of 346,261 shares of common stock and Series B Warrants to purchase up to an aggregate of 173,131 shares of common stock to $1.13, which warrants were previously issued by the Company to such purchaser on September 13, 2023 and to extend the exercise term of the Series A Warrants to March 17, 2029 and the term of the Series B Warrants to March 17, 2026.

