Form 10-Q
period 2024-06-30
Cingulate Inc.
filed 2024-08-13
CIK 1862150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 13, 2024, 950,506 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding .

Cingulate Inc.

Form 10-Q for the Quarter Ended June 30, 2024

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. ..We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

PART I — FINANCIAL INFORMATION

Cingulate Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$380,928	$52,416
Other receivables	1,616,810	14,622
Prepaid expenses and other current assets	518,238	511,556
Total current assets	2,515,976	578,594

Property and equipment, net	2,372,716	2,545,965
Operating lease right-of-use assets	238,215	366,877

Total assets	5,126,907	3,491,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,329,384	5,199,106
Accrued expenses	383,313	1,651,518
Note payable	-	3,000,000
Finance lease liability, current	13,095	17,057
Operating lease liability, current	317,343	358,085
Total current liabilities	2,043,135	10,225,766

Long-term liabilities:
Finance lease liability, net of current	-	4,436
Operating lease liability, net of current	-	130,663
Total long-term liabilities	-	135,099

Total liabilities	2,043,135	10,360,865

Stockholders’ Equity
Common Stock, $0.0001 par value; 240,000,000 shares authorized and 780,762 and 97,293 shares issued and outstanding as of June 30, 2024 and December 31, 2023	78	10
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Additional Paid-in-Capital	102,209,291	86,074,004
Accumulated deficit	(99,125,597)	(92,943,443)
Total stockholders’ equity	3,083,772	(6,869,429)

Total liabilities and stockholders’ equity	$5,126,907	$3,491,436

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$1,881,093	$4,455,927	$3,688,078	$6,584,543
General and administrative	1,325,087	1,906,442	2,466,319	3,627,821
Operating loss	(3,206,180)	(6,362,369)	(6,154,397)	(10,212,364)

Interest and other income (expense), net	(3,497)	(253,940)	(27,757)	(408,832)
Loss before income taxes	(3,209,677)	(6,616,309)	(6,182,154)	(10,621,196)
Income tax benefit (expense)	-	-	-	-

Net loss and comprehensive loss	$(3,209,677)	$(6,616,309)	$(6,182,154)	$(10,621,196)

Net loss per share of common stock, basic and diluted	$(5.47)	$(6.79)	$(12.28)	$(11.08)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	586,313	974,569	503,598	958,599

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

					Accumulated
	Common Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance January 1, 2023	942,451	94	$73,290,424	$(69,408,496)	$-	$3,882,022
Activity for the three months to March 31, 2023:
Unrealized losses on available for sale investments	-	-	-	-	-	-
Stock-based compensation expense	-	-	204,479	-	-	204,479
Net loss	-	-	-	(4,004,887)	-	(4,004,887)
Balance March 31, 2023	942,451	$94	$73,494,903	$(73,413,383)	$-	$81,614
Activity for the three months to June 30, 2023:
Unrealized losses on available for sale investments	62,281	6	218,792	-	-	218,798
Stock-based compensation expense	-	-	217,376	-	-	217,376
Net loss	-	-	-	(6,616,309)	-	(6,616,309)
Balance June 30, 2023	1,004,732	$100	$73,931,071	$(80,029,692)	$-	$(6,098,521)

Balance January 1, 2024	97,293	10	$86,074,004	$(92,943,443)	$-	$(6,869,429)
Activity for the three months to March 31, 2024:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	23,650	2	3,115,282	-	-	3,115,284
Issuance of common stock in public offering, net of fees	296,000	30	6,432,862	-	-	6,432,892
Issuance of pre-funded warrants in connection with the conversion of related party note payable	-	-	2,734,739	-	-	2,734,739
Capital contribution in connection with conversion of related party note payable	-	-	586,511	-	-	586,511
Issuance of restricted common stock	596	0	24,024	-	-	24,024
Stock-based compensation expense	-	-	164,575	-	-	164,575
Net loss	-	-	-	(2,972,477)	-	(2,972,477)
Balance March 31, 2024	417,539	$42	$99,131,997	$(95,915,920)	$-	$3,216,119
Activity for the three months to June 30, 2024:
Issuance of common stock upon exercise of pre-funded warrants	86,334	9	(9)			(0)
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	121,279	12	1,109,990	-	-	1,110,002
Warrant inducement	143,958	14	1,614,549	-	-	1,614,563
Issuance of restricted common stock	11,652	1	98,433	-	-	98,434
Stock-based compensation expense	-	-	254,331	-	-	254,331
Net loss	-	-	-	(3,209,677)	-	(3,209,677)
Balance June 30, 2024	780,762	$78	$102,209,291	$(99,125,597)	$-	$3,083,772

See notes to consolidated financial statements

Cingulate Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(6,182,154)	$(10,621,196)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	327,381	255,930
Stock-based compensation	541,349	421,855
Changes in operating assets and liabilities:
Other receivables	12,375	198,962
Prepaid expenses and other current assets	(6,682)	626,388
Operating lease right-of-use assets	128,662	127,021
Trade accounts payable and accrued expenses	(5,137,926)	973,494
Current portion of operating lease liability	(40,742)	8,744
Long-term portion of operating lease liability	(130,663)	(171,405)
Net cash used in operating activities	(10,488,400)	(8,180,207)

Investing activities:
Purchase of property and equipment	(154,133)	(37,136)
Net cash used in investing activities	(154,133)	(37,136)

Financing Activities:
Proceeds from the issuance of common stock and pre-funded common stock purchase warrants, net of fees	10,979,443	218,798
Proceeds from note payable	-	3,000,000
Principal payments on finance lease obligations	(8,398)	(7,900)
Net cash provided by (used in) financing activities	10,971,045	3,210,898

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	328,512	(5,006,445)
Cash and cash equivalents at beginning of year	52,416	5,356,276
Cash and cash equivalents at end of period	$380,928	$349,831

Property and equipment accrued but not yet paid at end of period	$220,370	$-
Cash payments:
Interest paid	$5,975	$555

See notes to consolidated financial statements

CINGULATE INC.

Notes to Consolidated Financial Statements

(1) Nature of the Business and Liquidity

Organization

Cingulate Inc. (Cingulate, or the Company), a Delaware corporation, is a biopharmaceutical company focused on the development of products utilizing its drug delivery platform technology that enables the formulation and manufacture of once-daily tablets of multi-dose therapies, with an initial focus on the treatment of Attention Deficit/Hyperactivity Disorder (ADHD). The Company is developing two proprietary, first-line stimulant medications, CTx-1301 (dexmethylphenidate) and CTx-1302 (dextroamphetamine), for the treatment of ADHD intended for all patient segments: children, adolescents, and adults. CTx-1301 and CTx-1302 utilize a flexible core tableting technology with target product profile designed to deliver a rapid onset and last the entire active day with a controlled descent of plasma drug level and have favorable tolerability. The Company is progressing with the remaining clinical requirements for CTx-1301 and is targeting a New Drug Application (NDA) for CTx-1301in the first half of 2025. In addition, the Company has a third product to treat anxiety, CTx-2103, in a formulation stage.

The consolidated financial statements and notes for the periods ended June 30, 2024 and 2023, represent the full consolidation of Cingulate and its subsidiaries, including CTx and all references to the Company represent this full consolidation.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception. As a pre-revenue entity, the Company is dependent on the ability to raise capital to support operations until such time as the product candidates under development are U.S. Food and Drug Administration (FDA) approved, manufactured, commercially available to the marketplace and produce revenues. On June 30, 2024, the Company had cash and cash equivalents of approximately $0.4 million, and an accumulated deficit of approximately $99.1 million. Subsequent to June 30, 2024, the Company received aggregate net proceeds of approximately $1.6 million from the June 2024 Warrant Inducement (as defined below) which closed on July 1, 2024, as described in Note 9. However, the Company will need additional funding for operations and development. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources, including potential collaborations with other companies or other strategic transactions. Successful implementation of these plans involves both the Company’s efforts and factors that are outside its control, such as market factors and FDA approval of product candidates. The Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

(b) Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of June 30, 2024, the consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2024 and 2023, the consolidated statement of stockholders’ equity for the three and six-month periods ended June 30, 2024 and 2023, the consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related interim disclosures are unaudited. These unaudited consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying consolidated financial statements should be read in conjunction with the Company’s 2023 audited consolidated financial statements and the notes thereto.

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

(d) Other Receivables

Other receivables as of June 30, 2024 primarily consisted of the amount to be received upon closing of the June 2024 Warrant Inducement which was executed on June 28, 2024, as described in Note 9. This amount was received on July 1, 2024.

(e) Impairment of Long-lived Assets

The Company assesses the carrying value of its long-lived assets, including property and equipment, as well as lease right of use (ROU) assets, when events or circumstances indicate that the carrying value of such assets may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset groups. No impairment was recognized during the six-month periods ended June 30, 2024 or 2023.

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

(3) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Research and development	$245,430	$183,452
Insurance	113,451	31,302
Active pharmaceutical ingredients	29,025	97,324
Deferred capital raise costs	69,449	178,780
Dues and subscriptions	40,185	-
Other	20,698	20,698
Total prepaid expenses and other current assets	$518,238	$511,556

(4) Property and Equipment

Property and equipment, net consisted of the following at June 30, 2024 and December 31, 2023:

	Estimated
	Useful Life	June 30,	December 31,
	(in years)	2024	2023
Equipment	2-7	$4,405,575	$4,321,816
Furniture and fixtures	7	145,754	145,754
Computer equipment	5	46,994	41,897
Leasehold improvements	5	474,462	471,505
Construction-in-process- equipment	-	270,296	207,976
Property and equipment, gross		5,343,081	5,188,948
Less: accumulated depreciation		(2,970,365)	(2,642,983)
Property and equipment, net		$2,372,716	$2,545,965

Depreciation expense was $327,381 and $255,930, respectively, for the six-month periods ended June 30, 2024 and 2023. Depreciation expense was $163,781 and $155,300, respectively, for the three-month periods ended June 30, 2024 and 2023.

(5) Accrued Expenses

Accrued expenses consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Employee compensation	$-	$593,022
Interest	-	290,000
Professional fees	198,922	213,922
Research and development	2,741	155,220
CIP- Equipment	155,800	155,800
State franchise taxes	-	120,570
Insurance	-	56,088
Other	25,850	66,896
Total accrued expenses	$383,313	$1,651,518

(6) Contingencies

The Company may, from time to time, be subject to legal proceedings and claims arising in the ordinary course of business and otherwise. A substantial legal liability against us could have an adverse effect on our business, financial condition and results of operations.

The Company records legal costs associated with loss contingencies as incurred and establishes reserves when those matters present material loss contingencies that management determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range. These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately if recovery is considered probable. Management’s judgment is required related to loss contingencies because the outcomes are difficult to predict, and the ultimate resolution may differ from our current analysis. The Company revises accruals in light of new information. While it is not possible to predict the outcome of loss contingencies with certainty, management is of the opinion that adequate provision for potential losses associated with any such matters has been made in the financial statements. No accruals for loss contingencies were recorded in the consolidated balance sheets as of June 30, 2024 or 2023.

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

On September 8, 2023, the Company and CTx entered into a note conversion agreement with WFIA, pursuant to which WFIA agreed to convert the original principal amount of $5.0 million under the note plus all accrued interest on the original principal, or $5,812,500, by issuing pre-funded warrants to purchase 28,493 shares of the Company’s common stock at a conversion price per pre-funded warrant of $204.00. The closing price of the Company’s common stock on Nasdaq on September 8, 2023, was $138.60 per share. The pre-funded warrants had no expiration date and were exercisable immediately at an exercise price of $0.0024 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), no more than 19.99% of the outstanding shares of common stock of the Company.

On January 25, 2024, the Company and CTx entered into another note conversion agreement with WFIA, pursuant to which WFIA agreed to convert the remaining principal amount of the note payable of $3.0 million plus all accrued interest, or $3,287,500 by issuing pre-funded warrants to purchase 57,254 shares of the Company’s common stock at a conversion price per pre-funded warrant of $57.42. The closing price of the Company’s common stock on Nasdaq on January 24, 2024, was $52.20 per share. The pre-funded warrants had no expiration date and were exercisable immediately at an exercise price of $0.0012 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 19.99% of the outstanding shares of common stock of the Company. In March of 2024, the Company issued to WFIA an additional pre-funded warrant to purchase 588 shares of common stock as a result of an error in the interest calculation, on the same form and at the same conversion price as the January pre-funded warrants.

WFIA exercised all of its pre-funded warrants in April 2024, as described in Note 9.

The Company considered ASC 470-60, Troubled Debt Restructurings by Debtors, in accounting for the debt conversions. The difference between the fair value of the pre-funded warrants issued and the carrying value of the debt and accrued interest settled in each transaction was recognized as a capital contribution in the Statement of Stockholders’ Equity based on the related party nature of the counterparty

(8) Stockholders’ Equity

The Company has authorized 240,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock at June 30, 2024 and December 31, 2023, of which 780,762 and 97,293 shares of common stock were issued and outstanding, respectively. The Company has not issued any shares of preferred stock.

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

Reverse Stock Splits

On November 30, 2023, the Company completed a one-for-twenty reverse stock split (2023 Reverse Stock Split), which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the 2023 Reverse Stock Split. The number of shares of the Company’s authorized common stock was not affected by the 2023 Reverse Stock Split and the par value of the Company’s common stock remained unchanged at $0.0001 per share. No fractional shares were issued in connection with the 2023 Reverse Stock Split.

On August 9, 2024, the Company completed a one-for-twelve reverse stock split (2024 Reverse Stock Split), which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the 2024 Reverse Stock Split. The number of shares of the Company’s authorized common stock was not affected by the 2024 Reverse Stock Split and the par value of the Company’s common stock remained unchanged at $0.0001 per share. No fractional shares were issued in connection with the 2024 Reverse Stock Split.

Except where disclosed, all amounts related to number of shares and per share amounts have been retrospectively restated in these financial statements to reflect the 2023 Reverse Stock Split and the 2024 Reverse Stock Split.

(9) Securities Issuances

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

During the three months ended March 31, 2024, the Company sold 23,650 shares of common stock under the ATM Agreement, for net proceeds of $3,115,284. During the three months ended June 30, 2024, the Company sold 31,858 shares of common stock under the ATM Agreement, for net proceeds of $354,259.

On March 18, 2024, the Company increased the maximum aggregate offering price of the shares of the Company’s common stock issuable under the ATM Agreement from $4.97 million to $8.47 million and filed a prospectus supplement for an aggregate of $3.5 million. In connection with the filing of the prospectus supplement, on March 17, 2024, the Company received a waiver from the purchaser in the February 2024 Offering (as defined below) under the securities purchase agreement, dated February 2, 2024, by and between the Company and such purchaser. In consideration of the waiver set forth therein, the Company agreed to lower the exercise price of the Series A Warrants to purchase up to an aggregate of 28,855 shares of common stock and Series B Warrants to purchase up to an aggregate of 14,428 shares of common stock to $13.56, which warrants were previously issued by the Company to such purchaser on September 13, 2023 and to extend the exercise term of the Series A Warrants to March 17, 2029 and the term of the Series B Warrants to March 17, 2026. The modifications to the warrants had no impact on the consolidated financial statements.

Purchase Agreement with Lincoln Park

On April 24, 2023, the Company entered into a purchase agreement (the LP Purchase Agreement) and a registration rights agreement (the Registration Rights Agreement) with Lincoln Park Capital Fund, LLC (Lincoln Park). Pursuant to the terms of the LP Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $12 million of the Company’s common stock subject to certain limitations and satisfaction of the conditions set forth in the LP Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, the Company filed with the SEC registration statements to register for resale under the Securities Act 185,417 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement.

During the three months ended March 31, 2024, the Company sold 89,420 shares of common stock under the LP Purchase Agreement, for net proceeds of $755,703. No shares of common stock were sold under the LP Purchase Agreement during the three months ended June 30, 2024.

Conversion of Related Party Note

The Company issued pre-funded warrants to purchase an aggregate of 86,334 shares of the Company’s common stock pursuant to note conversion agreements with WFIA, as described in Note 7.

In April 2024, WFIA exercised all of its pre-funded warrants and received 86,344 new shares of the Company’s common stock upon such exercise.

Public Offering

On February 2, 2024, the Company completed a public offering (the February 2024 Offering) pursuant to which the Company issued 114,583 shares of its common stock and accompanying Series A and Series B warrants at a combined price of $24.00 per share, and pre-funded warrants to purchase up to an aggregate of 197,917 shares of its common stock and accompanying Series A and Series B warrants at a combined purchase price of $23.988 per pre-funded warrant, which represents the public offering price for the common stock less the $0.0012 per share exercise price per share for each pre-funded warrant. The pre-funded warrants were exercisable at any time after the date of issuance and have no expiration date. The holders of pre-funded warrants may not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. Each share of common stock and each pre-funded warrant were sold along with one Series A and 0.5 Series B warrants. The February 2024 Offering resulted in gross proceeds to the Company of $7.5 million before deducting $750,950 of placement agent fees and other offering expenses. As of June 30, 2024, all but 16,500 of the pre-funded warrants had been exercised. Pre-funded warrants to purchase 9,900 shares of common stock were exercised in July 2024.

Warrant Inducement

On June 28, 2024, the Company entered into an inducement offer letter agreement (the June 2024 Warrant Inducement), in which certain holders (Holders) of certain of its existing warrants to purchase 265,625 shares of the Company’s common stock issued to the Holders in connection with the February 2024 Offering (the February 2024 Warrants) agreed to exercise for cash their February 2024 Warrants at a reduced exercise price of $7.02 per share. In consideration for the exercise of the February 2024 Warrants, the Holders received, in addition to the reduced exercise price, new Series C common stock purchase warrants to purchase an aggregate of 354,167 shares of the Company’s common stock and new Series D common stock purchase warrants to purchase an aggregate of 177,083 shares of the Company’s common stock. The Series C and Series D Warrants are exercisable subject to stockholder approval, which will be voted on at a special meeting of shareholders to be held on August 23, 2024. The June 2024 Warrant Inducement is considered a modification of the existing warrants under ASC Subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity. This modification is consistent with the equity issuance classification under ASC Subtopic 815-40 as the reason for the modification was to induce the holders of the existing warrants to exercise their warrants, which raised equity capital and generated net proceeds to the Company of approximately $1.6 million, after deducting the placement agent fees and other offering expenses payable by the Company. The modified warrants were classified as equity instruments before and after the modification, and the modification is directly attributable to an equity offering. The Company recognized the effect of modification of approximately $2.0 million as an equity issuance cost and accounting effect of the inducement is recognized in the Statement of Stockholders’ Equity. The Company received net proceeds of $1.6 million on the closing of the June 2024 Warrant Inducement, which occurred on July 1, 2024.

10) Stock-Based Compensation

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

At the Company’s June 2024 annual meeting, shareholders approved an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder by 104,167 shares to 125,577. As of June 30, 2024, 35,144 shares of common stock were available for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1st of each year until the expiration of the 2021 Plan, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, on a fully diluted basis, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

The Company recorded stock-based compensation expense of $418,906 and $421,853 during the six months ended June 30, 2024 and 2023, respectively. The Company recorded stock-based compensation expense of $254,331 and $217,374 during the three months ended June 30, 2024 and June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, there was $1,588,993 and $1,278,981, respectively, of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2021 Plan, which is expected to be recognized over the next one to four years.

A summary of option activity under the Plan during the three and six-month periods ended June 30, 2024 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2024	4,775
Granted	15,986	$14.16	9.93	-
Exercised	-
Forfeitures or expirations	(624)
Outstanding at March 31, 2024	20,137
Granted	69,024	13.44	9.95	-
Exercised	-
Forfeitures or expirations	-
Outstanding at June 30, 2024	89,161

Vested and expected to vest at June 30, 2024	89,161
Exercisable at June 30, 2024	2,643

The Company’s stock options issued qualify for equity accounting treatment under ASC 718, Compensation- Stock Compensation, and are measured at fair value as of their grant date accordingly. The fair value of the options were estimated using a Black-Scholes model. The assumptions that the Company used to estimate the grant-date fair value of stock options granted to employees during the three-month periods ending June 30, 2024 and March 31, 2024 were as follows, shown on a weighted average basis:

	June 30,	March 31,
	2024	2024
Risk-free interest rate	4.32%	3.66%
Expected term (in years)	5.42	6.0
Expected volatility	1.44	1.13
Expected dividend yield	0%	0%

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

The grant-date fair value of options granted during the three months ended June 30, 2024 ranged from $3.84 to $14.16 and the grant date fair value of the options granted during the three months ended March 31, 2024 ranged from $9.72 to $18.36.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock. The fair value per share of common stock was $3.84 as of June 30, 2024, and $91.80 as of December 31, 2023, based upon the closing price of our common stock on the Nasdaq Capital Market on those dates or the last trading date prior to those dates if those dates were not a trading date.

(11) Common Stock Purchase Warrants

For the 312,500 shares of common stock and pre-funded warrants issued in the February 2024 Offering, the Company issued Series A warrants to purchase up to 312,500 shares of common stock and Series B warrants to purchase up to 156,250 shares of common stock. The Series A and Series B warrants have an exercise price of $24.00 per share and became exercisable on the effective date of stockholder approval of the shares issuable pursuant to the warrants. The Series A warrants have a five-year term and the Series B warrants have a two-year term from the initial exercise date of February 5, 2024.

The Company evaluated the pre-funded warrants and the Series A and B warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and determined that equity treatment was appropriate. The Company valued the pre-funded warrants to purchase 197,917 shares of common stock based on their issuance date fair value of $24.00. As of June 30, 2024, all but 16,500 of the pre-funded warrants had been exercised. Pre-funded warrants to purchase 9,900 shares of common stock were exercised in July 2024.

In connection with the February 2024 Offering, the Company issued placement agent warrants to purchase up to 12,500 shares of common stock. The placement agent warrants have an exercise price of $30.00 per share. These warrants have a five-year term ending February 2, 2029.

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

		Percent
	Fair	of Total	Amount
	Value	Fair Value	Allocated
Common Stock	$2,750,000	26.50%	$1,987,500
Pre-Funded Warrants	4,750,000	45.77%	3,432,750
Series A, B and Placement Agent Warrants	2,878,126	27.73%	2,079,750
Total	$10,378,126	100.00%	$7,500,000

Certain of the Series A and Series B warrants issued in connection with the February 2024 Offering were exercised as part of the June 2024 Warrant Inducement as described in Note 9. In addition, Series C and Series D warrants were issued as part of the June 2024 Warrant Inducement. The June 2024 Warrant Inducement closed on July 1, 2024, on which date the shares relating to the exercise of the Series A and B warrants and the Series C and D warrants were settled. The Company evaluated the Series C and D warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, and ASC Topic 815, and determined that equity treatment was appropriate.

The following table summarizes the Company’s outstanding common stock purchase warrants as of June 30, 2024:

			Issuance Date	Issuance Date
	Number of	Exercise	Fair Value	Fair Value
	Warrants	Price	per Warrant	Total
December 2021 Initial Public Offering	19,965	$1,440.00	$1,144.80	$22,855,932
December 2021 Underwriter Warrants	868	$1,800.00	$1,113.48	966,501
September 2023 Public Offering Series A Warrants	28,855	$13.56	$129.84	3,746,533
September 2023 Public Offering Series B Warrants	14,428	$13.56	$101.04	1,457,805
September 2023 Placement Agent Warrants	1,443	$172.80	$127.56	184,069
February 2024 Public Offering Series A Warrants	135,417	$24.00	$14.04	1,901,255
February 2024 Public Offering Series B Warrants	67,708	$24.00	$11.88	804,371
February 2024 Placement Agent Warrants	12,500	$30.00	$13.80	172,500
February 2024 Pre-funded Warrants	16,500	$0.0012	$24.00	396,000
June 2024- Series C Warrants	354,167	$7.020	$3.24	1,147,501
June 2024- Series D Warrants	177,083	$7.020	$2.40	424,999
Balance- June 30, 2024	828,934			$34,058,466

The Company has accounted for these warrants as equity-classified instruments under ASC Subtopic 815-40, as they are indexed to the Company’s common stock, and they meet all other conditions for equity classification. The gross proceeds of the February 2024 Offering was allocated to the common stock and common stock purchase warrants using the relative fair value method shown as follows. Fair value of the warrants was recorded to Additional Paid-in-Capital on the Company’s balance sheet.

(12) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. No deferred income tax benefit or expense was recorded for the three-month periods ended June 30, 2024 and 2023 or the six-month periods ended June 30, 2024 and 2023, for federal or state income taxes.

Income tax expense differed from the expected expense computed by applying the U.S. Federal income tax rate as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Federal income tax benefit at statutory rate	$(709,986)	$(1,389,425)	$(1,298,252)	$(2,230,451)
State income tax benefit	(191,142)	(365,882)	(346,052)	(587,352)
Permanent differences	2,420	4,634	6,074	8,303
Change in valuation allowance	897,439	1,786,537	1,667,878	2,877,373
Other	1,269	(35,864)	(29,648)	(67,873)
Total income tax expense	$-	$-	$-	$-

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items. The Company recorded a valuation allowance of its net deferred tax assets totaling $14,270,572 as of June 30, 2024 and $12,631,033 at December 31, 2023, the current year portion which was recorded as a component of income tax expense on the accompanying consolidated statements of operations and other comprehensive loss.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Companies are not subject to U.S. federal and state income tax examinations by tax authorities for years before 2018.

The Company follows the provisions of FASB ASC 740, Income Taxes, to evaluate uncertain tax positions. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material uncertain tax positions requiring recognition in the consolidated financial statements as of June 30, 2024 or December 31, 2023.

(13) Subsequent Events

Management evaluated events that occurred subsequent to June 30, 2024, through August 13, 2024, which is the date the interim financial statements were issued.

The June 2024 Warrant Inducement as described in Note 9 closed on July 1, 2024, which included receipt of the net proceeds of $1.6 million, as well as 265,583 shares of common stock issued. In addition, the Company issued 354,167 Series C warrants and 177,083 Series D warrants.

Subsequent to June 30, 2024, the Company sold 38,180 shares of common stock under the LP Purchase Agreement, for net proceeds of $150,000.

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

Overview

We are a biopharmaceutical company using our proprietary Precision Timed ReleaseTM (PTRTM) drug delivery platform technology to build and advance a pipeline of next-generation pharmaceutical products designed to improve the lives of patients suffering from frequently diagnosed conditions characterized by burdensome daily dosing regimens and suboptimal treatment outcomes. With an initial focus on the treatment of Attention Deficit/Hyperactivity Disorder (ADHD) and anxiety, we are identifying and evaluating additional therapeutic areas where our PTR technology may be employed to develop future product candidates. Our PTR platform incorporates a proprietary Erosion Barrier Layer (EBL) designed to allow for the release of drug substance at specific, pre-defined time intervals, unlocking the potential for once-daily, multi-dose tablets. We believe there remains a significant, unmet need within the current treatment paradigm for true once-daily ADHD stimulant medications with lasting duration and a superior side effect profile to better serve the needs of patients throughout their entire active-day.

Since inception in 2012, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations through public and private capital raised. Cumulative capital raised from these sources, including debt financing, was approximately $94.3 million as of June 30, 2024.

We have incurred significant losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $3.2 million and $6.6 million for the three months ended June 30, 2024 and 2023, respectively. See “Results of Operations” below for an explanation of the fluctuations in our net losses. As of June 30, 2024, we had an accumulated deficit of $99.1 million.

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

Recent Developments

2024 Reverse Stock Split

On August 9, 2024, we completed a one-for-twelve reverse stock split (the “2024 Reverse Stock Split”), which reduced the number of shares of our common stock that were issued and outstanding immediately prior to the effectiveness of the 2024 Reverse Stock Split. The number of shares of our authorized common stock was not affected by the 2024 Reverse Stock Split and the par value of our common stock remained unchanged at $0.0001 per share. No fractional shares were issued in connection with the 2024 Reverse Stock Split. All share and per share amounts in this Report have been adjusted to reflect the 2024 Reverse Stock Split.

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

We initiated two CTx-1301 Phase 3 clinical studies in pediatric and adolescent patients- a fixed dose study and a dose-optimized onset and duration study in a laboratory classroom setting in the third quarter of 2023. Based upon recent written communication with the FDA that further conduct of these pediatric and adolescent studies is not required for the submission of an NDA, we have closed enrollment on both Phase 3 trials. We will be performing the analytical activities for these trials in 2024. Per FDA guidance, however, we will conduct a Phase 1 food effect study utilizing CTx-1301’s highest dosage strength, 50-mg. Appropriate data will be included in the NDA, targeted for a first half of 2025 submission.

CTx-2103: We have embarked on a program to develop CTx-2103 (buspirone), for the treatment of anxiety, which is one of the most common mental health concerns in the United States. We completed a formulation study in which the pharmacokinetics were evaluated for this trimodal tablet providing three precisely timed doses of buspirone versus one immediate release dose. In addition, scintigraphic imaging visualized transit of the tablets through the gastrointestinal tract to confirm both the site and onset of release, which will then be correlated with pharmacokinetic data to establish the full release profile of the CTx-2103 formulation. Based on the pharmacokinetic profile seen in the data, CTx-2103 achieved a triple release of buspirone. These results provided the critical information required to allow us to request a Pre-IND meeting with the FDA to discuss the design of our clinical and regulatory program for CTx-2103 which occurred in the fourth quarter of 2023. We received input from the FDA regarding the regulatory pathway for CTx-2103, and the design of clinical studies for filing of an IND. Based on this FDA feedback, we believe that we can seek and win approval of CTx-2103 under the 505(b)(2) pathway, which typically requires less time and resources than the 505(b)(1) full NDA pathway. We plan to continue development of this product candidate pending additional capital resources.

CTx-1302: We plan to initiate the clinical plan for CTx-1302 (dextroamphetamine), our second investigational asset for the treatment of ADHD, pending additional capital resources.

We are actively seeking a strategic pharmaceutical partnership under which we would license CTx-1301 in the United States, internationally, or both. In March 2023, we entered into a joint commercialization agreement (the Commercialization Agreement) with Indegene, Inc. (Indegene). We are able to utilize Indegene for commercialization services for CTx-1301, including marketing, sales, market access and distribution, on a fee for service, at our discretion. Alternatively, we may identify an appropriate pharmaceutical partnership, including commercialization activities of CTx-1301, if approved.

Securities Issuances

Public Offering

On February 2, 2024, we entered into agreements, including a Securities Purchase Agreement, with investors, pursuant to which we issued 114,583 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 197,917 shares of our common stock, Series A warrants to purchase up to 312,500 shares of our common stock and Series B warrants to purchase up to 156,250 shares of our common stock (the “February 2024 Offering”). The February 2024 Offering closed on February 6, 2024. The combined purchase price per share of common stock and accompanying Series A and Series B warrants was $24.00. The combined purchase price per prefunded warrant and accompanying Series A and Series B warrants was $23.99, which represents the public offering price per share of common stock and accompanying warrants less the $0.0012 per share exercise price for each prefunded warrant. The pre-funded warrants are exercisable at any time after the date of issuance and have no expiration date. The holder of pre-funded warrants may not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Series A warrants have an exercise price of $24.00 per share, were exercisable immediately, and will expire five years after the issuance date, and the Series B warrants have an exercise price of $24.00 per share, were exercisable immediately, and will expire two years after the issuance date. We received gross proceeds of approximately $7.5 million, before deducting $750,950 of placement agent’s fees and other offering expenses, pursuant to the February 2024 Offering. As of June 30, 2024, all but 16,500 of the pre-funded warrants had been exercised. Pre-funded warrants to purchase 9,900 shares of common stock were exercised in July 2024. Holders of Series A warrants to purchase 177,084 shares and Series B warrants to purchase 88,500 shares gave notice of exercise in connection with the June 2024 Warrant Inducement (as defined below) on June 28, 2024.

ATM Agreement

We entered into an At The Market Offering Agreement (ATM Agreement) with H.C. Wainwright &Co., LLC (HCW), as sales agent, in January 2023 as amended in May 2023, pursuant to which we may offer and sell, from time to time through HCW, shares of our common stock for aggregate proceeds of up to $8.47 million (upon the terms and subject to the conditions and limitations set forth in the ATM Agreement). In the three months ended June 30, 2024, we sold 23,650 shares of common stock under the ATM Agreement, for net proceeds of $354,259, after deducting $13,179 of compensation to HCW and other administration fees.

Equity Line of Credit

In April 2023, we entered into a purchase agreement (Lincoln Park Agreement) with Lincoln Park Capital Fund LLC (Lincoln Park). Pursuant to the Lincoln Park Agreement, Lincoln Park has agreed to purchase from us up to an aggregate of $12.0 million of common stock (upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Agreement) from time to time and at our sole discretion over the 36-month term of the Lincoln Park Agreement. During the quarter ended June 30, 2024, we sold 84,420 shares of common stock under the Lincoln Park Agreement, for net proceeds of $755,703.

Warrant Inducement

On June 28, 2024, we entered into an inducement offer letter agreement (the “June 2024 Warrant Inducement”), pursuant to which certain holders (“Holders”) of certain of our existing warrants to purchase 265,625 shares of common stock issued to the Holders on February 6, 2024 (the “February 2024 Warrants”) agreed to exercise for cash their February 2024 Warrants at a reduced exercise price of $7.02 per share. In consideration for the exercise of the February 2024 Warrants, the Holders received new Series C common stock purchase warrants to purchase an aggregate of 354,167 shares of common stock and new Series D common stock purchase warrants to purchase an aggregate of 177,083 shares of common stock. Such new warrants have an exercise price of $7.02 per share. We received net proceeds of $1.6 million from the closing of the June 2024 Warrant Inducement, which occurred on July 1, 2024.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2024	2023	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$1,881	$4,456	$(2,575)	(57.8)%
General and administrative	1,325	1,906	(581)	(30.5)%
Operating Loss	(3,206)	(6,362)	(3,156)	(49.6)%
Interest and other income (expense), net	(3)	(254)	(251)	(98.8)%
Net Loss	$(3,209)	$(6,616)	$(3,407)	(51.5)%

Research and development expenses

The following table summarizes our research and development (R&D) expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2024	2023	(Decrease)	(Decrease)
Clinical operations	$66	$1,858	$(1,792)	(96.4)%
Drug manufacturing and formulation	1,462	1,838	(376)	(20.5)%
Personnel expenses	344	623	(279)	(44.8)%
Regulatory costs	9	137	(128)	(93.4)%
Total research and development expenses	$1,881	$4,456	$(2,575)	(57.8)%

R&D expenses were $1.9 million for the three months ended June 30, 2024, a decrease of $2.6 million or 57.8% from the three months ended June 30, 2023. This change was primarily the result of decreased clinical activity in the three months ended June 30, 2024 as compared to the same period in 2023. During the second quarter of 2023, we incurred significant costs relating to two Phase 3 studies for CTx-1301, the fixed dose pediatric and adolescent safety and efficacy study and the pediatric dose optimization and duration study. Enrollment in these two studies was completed in late 2023 and we are progressing with the remaining close-out and analytical activities required for an NDA submission. Manufacturing costs also decreased as the activity in 2023 was more significant for the manufacture of clinical supply for the Phase 3 studies. In 2024, manufacturing activity included the completion of registration batches of CTx-1301. The decrease in personnel costs is the result of lower headcount and the cost containment measures, which we implemented in late 2023 in order to conserve cash, including salary reductions ranging from 5-55% for all employees.

General and administrative expenses

The following table summarizes our general and administrative (G&A) expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2024	2023	(Decrease)	(Decrease)
Personnel expenses	$404	$682	$(278)	(40.8)%
Legal and professional fees	494	586	(92)	(15.7)%
Occupancy	74	122	(48)	(39.3)%
Insurance	241	383	(142)	(37.1)%
Other	112	133	(21)	(15.8)%
Total general and administrative expenses	$1,325	$1,906	$(581)	(30.5)%

Total G&A expenses were $1.3 million for the three months ended June 30, 2024, a decrease of $0.6 million or 30.5% from the three months ended June 30, 2023. This is primarily the result of a decrease in personnel expenses and insurance. The decrease in personnel expenses is the result of lower headcount and the cost containment measures which we implemented in late 2023 in order to conserve cash, including salary reductions ranging from 5-55% for all employees. In addition, there was a decrease in the annual directors’ and officers’ insurance premium from 2023 to 2024.

Interest and other income (expense), net

The following table summarizes interest and other income (expense), net for the three months ended June 30, 2024 and 2023:

	Three Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2024	2023	(Decrease)	(Decrease)
Interest and other income (expense), net	$(3)	$(254)	$(251)	(98.8)%

Total interest and other income (expense), net for the three months ended June 30, 2024 and 2023, relates to interest incurred on outstanding notes payable, offset by interest earned on invested balances. The decrease is the result of the conversion to equity of the related party note payable (the WFIA Note) to Werth Family Investment Associates LLC (WFIA) in two transactions, which occurred in August 2023 and January 2024.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2024	2023	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$3,688	$6,584	$(2,896)	(44.0)%
General and administrative	2,466	3,628	(1,162)	(32.0)%
Operating Loss	(6,154)	(10,212)	(4,058)	(39.7)%
Interest and other income (expense), net	(28)	(409)	(381)	(93.4)%
Net Loss	$(6,182)	$(10,621)	$(4,439)	(41.8)%

Research and development expenses

The following table summarizes our research and development (R&D) expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2024	2023	(Decrease)	(Decrease)
Clinical operations	$1,143	$2,725	$(1,582)	(58.1)%
Drug manufacturing and formulation	1,803	2,437	(634)	(26.0)%
Personnel expenses	650	1,258	(608)	(48.3)%
Regulatory costs	92	164	(72)	(43.9)%
Total research and development expenses	$3,688	$6,584	$(3,013)	(44.0)%

R&D expenses were $3.7 million for the six months ended June 30, 2024, a decrease of $3.0 million or 44.0% from the six months ended June 30, 2023. This change was primarily the result of decreased clinical activity in the six months ended June 30, 2024 as compared to the same period in 2023. During the first half of 2023, we incurred significant costs relating to two Phase 3 studies for CTx-1301, the fixed dose pediatric and adolescent safety and efficacy study and the pediatric dose optimization and duration study. Enrollment in these two studies was completed in late 2023 and we are progressing with the remaining close-out and analytical activities required for an NDA submission. Manufacturing costs also decreased as the activity in 2023 was more significant for the manufacture of clinical supply for the Phase 3 studies. In 2024, manufacturing activity included the completion of registration batches of CTx-1301. The decrease in personnel costs is the result of lower headcount and the cost containment measures, which we implemented in late 2023 in order to conserve cash, including salary reductions ranging from 5-55% for all employees.

General and administrative expenses

The following table summarizes our general and administrative (G&A) expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2024	2023	(Decrease)	(Decrease)
Personnel expenses	$817	$1,351	$(534)	(39.5)%
Legal and professional fees	810	984	(174)	(17.7)%
Occupancy	175	252	(77)	(30.6)%
Insurance	482	775	(293)	(37.8)%
Other	182	266	(84)	(31.6)%
Total general and administrative expenses	$2,466	$3,628	$(1,162)	(32.0)%

Total G&A expenses were $2.5 million for the six months ended June 30, 2024, a decrease of $1.2 million or 32.0% from the six months ended June 30, 2023. This is primarily the result of a decrease in personnel expenses and insurance. The decrease in personnel expenses is the result of lower headcount and the cost containment measures which we implemented in late 2023 in order to conserve cash, including salary reductions ranging from 5-55% for all employees. In addition, there was a decrease in the annual directors’ and officers’ insurance premium from 2023 to 2024.

Interest and other income (expense), net

The following table summarizes interest and other income (expense), net for the six months ended June 30, 2024 and 2023:

	Six Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2024	2023	(Decrease)	(Decrease)
Interest and other income (expense), net	$(27)	$(409)	$(382)	93.4%

Total interest and other income (expense), net for the six months ended June 30, 2024 and 2023, relates to interest incurred on outstanding notes payable, offset by interest earned on invested balances. The decrease is the result of the conversion to equity of the WFIA Note in two transactions, which occurred in August 2023 and January 2024.

Cash Flows

	Six Months Ended
	June 30,
	2024	2023
Net cash (used in) operating activities	$(10,488)	$(8,180)
Net cash (used in) investing activities	(154)	(37)
Net cash provided by financing activities	10,971	3,211
Net increase (decrease) in cash and cash equivalents	$329	$(5,006)

Cash Flows from Operating Activities

Net cash used in operating activities was $10.5 million for the six months ended June 30, 2024. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $6.2 million, prior to the effects of two noncash items, stock-based compensation expense of $0.5 million and depreciation expense of $0.3 million. Changes in operating assets and liabilities included a decrease in trade accounts payable and accrued expenses of $5.3 million due to the payment of vendor balances in the first quarter of 2024 with the cash proceeds from the issuance of common stock pursuant to our ATM Agreement in January 2024 and the issuance of equity in the February 2024 Offering.

Net cash used in operating activities was $8.2 million for the six months ended June 30, 2023. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $10.6 million, prior to the effects of two noncash items, stock-based compensation expense of $0.4 million and depreciation expense of $0.3 million. Changes in operating assets and liabilities included a decrease in miscellaneous receivables of $0.2 million primarily due to collection of an amount recoverable on an insurance claim which had been recorded as a receivable as of December 31, 2022, a decrease of prepaid expenses and other current assets of $0.6 million primarily due to the utilization of a deposit made to our contract manufacturing organization (CMO) for the build out of our new manufacturing suite and the utilization of deposits made to our CROs, and an increase in trade accounts payable and accrued expenses of $1.0 million due to increased clinical and manufacturing amounts resulting from increased development activity, an increase in interest accrued due to the WFIA Note and an increase in legal fees payable relating to legal activity incurred primarily in connection with capital raise activities

Cash Flows from Investing Activities

Net cash used in investing activities for both the six months ended June 30, 2024 and 2023 was primarily related to the purchase of equipment to support our research and development.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2024 was related to the cash proceeds from the issuance of common stock pursuant to the ATM Agreement, the Lincoln Park Agreement and the February 2024 Offering.

Net cash provided by financing activities for the six months ended June 30, 2023 was primarily related to $3.0 million received pursuant to the WFIA Note. In addition, we received $0.3 million in net proceeds from the Lincoln Park Agreement and $0.1 million from the ATM Agreement during the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012 through June 30, 2024, we have not generated any revenue and have incurred significant operating losses and negative cash flow from our operations.

In February 2024, we received gross proceeds of approximately $7.5 million, before deducting $750,950 of placement agent’s fees and other offering expenses in the February 2024 Offering.

In the three months ended June 30, 2024, we sold 31,858 shares of common stock under the ATM Agreement, for net proceeds of $354,259, after deducting $13,179 of compensation to HCW and other administration fees.

During the quarter ended June 30, 2024, we sold 89,420 shares of common stock under the Lincoln Park Purchase Agreement, for net proceeds of $755,703.

As of June 30, 2024, we had cash and cash equivalents of $0.4 million. Subsequent to June 30, 2024, we received net proceeds of $1.6 million from the June 2024 Warrant Inducement. We believe our cash will satisfy our capital needs through late in the third quarter of 2024 under our current business plan. In order to achieve the filing of our NDA for CTx-1301 in the first half of 2025 for potential FDA approval, we believe that we will need approximately $12-13 million of additional capital. We will also need additional capital to advance our other programs and commercialization efforts. While we aware of the clinical and manufacturing requirements and estimated costs for an NDA submission of CTx, 1301, it is difficult to predict spending for additional product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity while producing a modest return on investment. Accordingly, our cash equivalents are invested primarily in money market funds which are currently providing only a minimal return given the current interest rate environment.

We expect to continue to incur losses from operations for at least the next several years as we continue to develop our product candidates, primarily CTx-1301 and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.

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

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2024 that will affect our future liquidity.

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

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change that is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have incurred a net loss for the three months ended June 30, 2024 and 2023 and had accumulated losses of $99.1 million since inception to June 30, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our sources of capital have included private capital raises in various classes of units of CTx prior to the Reorganization Merger, the issuance of equity securities in connection with our initial public offering (IPO), public offerings, including the February 2024 Offering, sales of common stock under our ATM Agreement and Lincoln Park Agreement, a private placement with WFIA, the WFIA Note which was subsequently converted to equity, and the June 2024 Warrant Inducement. Additional capital will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such capital will be available when needed or on acceptable terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Our Disclosure Controls

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024, have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our securities from Nasdaq, and the price of our common stock and/or warrants and our ability to access the capital markets could be negatively impacted.

Our common stock and warrants are currently listed for trading on The Nasdaq Capital Market. We must satisfy the continued listing requirements of Nasdaq to maintain the listing of our securities on The Nasdaq Capital Market.

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

On December 26, 2023, we received an additional letter from the Staff indicating that, based upon the resignation of three members of our board of directors on December 12, 2023 and December 13, 2023, we no longer compiled with the independent director, audit committee, compensation committee and independent director oversight of director nominations requirements as set forth in Nasdaq Listing Rule 5605. We timely requested a hearing before the Panel, which was held on February 13, 2024. On February 22, 2024, the Panel notified us that (i) as a result of the appointment of three independent board members on February 12, 2024, we had regained compliance with the board composition requirements of Nasdaq set forth in Nasdaq Listing Rule 5605 and (ii) it granted our request for an exception to evidence continued compliance with the Minimum Stockholders’ Equity Rule through May 13, 2024. On May 21, 2024, we were formally notified that the Panel determined that we have regained compliance with the Minimum Stockholders’ Equity Rule. Pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we will be subject to a discretionary panel monitor through May 21, 2025 (the “Panel Monitor”). If, within that one-year monitoring period, we fail to maintain compliance with any Nasdaq continued listing requirement, the Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for us to regain compliance with respect to any deficiency.

On July 28, 2023, we received a notice from Nasdaq indicating that we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “Minimum Bid Price Rule”). We were provided a compliance period of 180 calendar days from the date of the notice, or until January 24, 2024, to regain compliance with the Minimum Bid Price Rule, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On November 30, 2023, we effected a reverse stock split of our common stock, and on December 15, 2023, we received notice from Nasdaq that we had regained compliance with the Minimum Bid Price Rule.

On June 17, 2024, we received a notice from Nasdaq indicating that, based upon our non-compliance with the Minimum Bid Price Rule, the Staff had determined to delist our securities from Nasdaq unless we timely requested a hearing before the Panel. Because we are subject to the Panel Monitor, the Staff did not grant additional time for the Company to regain compliance with the Minimum Bid Price Rule. We timely requested a hearing before the Panel, which was held on July 25, 2024. Our request for a hearing stayed any suspension or delisting action by the Staff. At such hearing we requested an extension within which to evidence compliance with the Minimum Bid Price Rule. On August 2, 2024, we received a notice from Nasdaq stating that the Panel determined to grant our request for an exception through August 23, 2024 to demonstrate compliance with the Minimum Bid Price Rule. Accordingly, the Panel granted our request for continued listing on Nasdaq, subject to: 1) on or before August 9, 2024, the Company effecting a reverse stock split at a ratio of between 1-for-3 and 1-for-15; and 2) on or before August 23, 2024, the Company demonstrating compliance with the Minimum Bid Price Rule by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions. On August 9, 2024, we completed a one-for-twelve reverse stock split in an effort to evidence compliance with the Minimum Bid Price Rule.

In the event that our closing bid price again falls below $1.00 per share for more than 30 consecutive business days, we will no longer be in compliance with the Minimum Bid Price Rule, and as a result of the Panel Monitor, we would receive a Delist Determination Letter and we would have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. There can be no assurance that we will continue to maintain compliance with the minimum closing bid price requirement or the other Nasdaq listing requirements.

We must satisfy Nasdaq’s continued listing requirements, including, among other things, the Minimum Stockholders’ Equity Rule and the Minimum Bid Price Rule, or risk delisting, which could have a material adverse effect on our business. If our common stock and warrants are delisted from Nasdaq, it could materially reduce the liquidity of our common stock and warrants and result in a corresponding material reduction in the price of our common stock and warrants as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. If our common stock and warrants are delisted, it could be more difficult to buy or sell our common stock and warrants or to obtain accurate quotations, and the price of our common stock and warrants could suffer a material decline. Delisting could also impair our ability to raise capital on acceptable terms, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

In the second quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of Cingulate Inc., as amended to date
3.2	Amended and Restated Bylaws of Cingulate Inc.	10-K	3.2	3/28/2022
4.1	Form of New Warrant	8-K	4.1	7/1/2024
4.2	Form of Placement Agent Warrant	8-K	4.2	7/1/2024
10.1	Amendment No. 1 to the Cingulate Inc. 2021 Omnibus Equity Incentive Plan	8-K	10.1	6/12/2024
10.2	Form of Inducement Letter	8-K	10.1	7/1/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed Herewith

** Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULATE INC.

Date: August 13, 2024	By:	/s/ Shane J. Schaffer
Shane J. Schaffer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Jennifer L. Callahan
Jennifer L. Callahan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

