Form 10-K
period 2024-12-31
Cingulate Inc.
filed 2025-03-27
CIK 1862150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of the registrant’s common stock on June 30, 2024 was approximately $2.0 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 per share, as of March 21, 2025 was 3,768,400.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cingulate Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2024

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

We are targeting the ADHD treatment market, with an estimated US market size of over $23 billion as of November 2023, of which $18.6 billion is attributable to stimulants. Stimulants are historically the most commonly prescribed class of medications for ADHD and accounted for approximately 88% of all ADHD medication prescriptions in the United States for the 12-months ended November 2023. By contrast, non-stimulant medications are typically employed only in the second-line or adjunctive therapy setting and accounted for approximately 12% of all ADHD medication prescriptions during that time. Extended-release, or long-acting, dosage forms of stimulant medications are most frequently deployed as the first-line treatment for ADHD and constituted approximately $16 billion of the overall ADHD market spend and accounting for 54% of all stimulant prescriptions for the 12-months ended November 2023. Most of these extended-release dosage forms are approved for once-daily dosing in the morning and were designed to eliminate the need for re-dosing during the day. However, with the current ‘once-daily’ extended-release dosage forms, most patients still receive a second or “booster” dose for administration later in the day (typically in the early afternoon) to achieve active-day coverage and suffer from a multitude of unwanted side effects as a result. We believe there is a significant, unmet need within the current treatment paradigm for true once-daily ADHD stimulant medications with a duration that provides entire active-day coverage combined with an improved side effect profile to better serve the numerous unmet needs of patients.

Our two proprietary, first-line stimulant medications: CTx-1301 (dexmethylphenidate) and CTx-1302 (dextroamphetamine), are being developed for the treatment of ADHD across all three patient segments: children (ages 6 -12), adolescents (ages 13-17), and adults (ages 18+). Both CTx-1301 and CTx-1302 are designed to address the key shortcomings of currently approved stimulant therapies by: providing a near immediate onset of action (within 30 minutes); offering entire ‘active-day’ duration; eliminating the need for ‘booster/recovery’ doses of additional stimulant medications; minimizing or eliminating the rebound/crash symptoms associated with early medication ‘wear-off;’ and providing favorable tolerability with a controlled descent of drug blood levels. Furthermore, by eliminating the ‘booster’ dose, we believe our product candidates will provide important societal and economic benefits: reducing the abuse and diversion associated with short-acting stimulant medications; allowing physicians to prescribe one medication versus two; allowing patients to pay for one medication versus two; and allowing payers to reimburse one medication versus two.

We completed a proof-of-concept trial in human subjects to validate our PTR platform and in October 2020, announced positive results from a Phase 1/2 study of CTx-1301 in ADHD patients establishing tolerability, comparative bioavailability, and dose proportionality of CTx-1301 versus Focalin® XR. In order to meet the pharmacology requirement for the CTx-1301 NDA submission, we completed a food effect study in October 2022, which demonstrated that CTx-1301 can be taken with or without food. In addition, per FDA guidance, we completed a food effect study utilizing CTx-1301’s highest dosage strength, 50-mg, in December 2024. Final results from that study are expected by the end of April 2025.

A Phase 3 adult dose-optimization study to assess the efficacy and safety, along with onset and duration, of CTx-1301 in adults with ADHD was initiated in December 2022 and completed in June 2023. Results were presented at the 2023 Psych Congress and were presented at the 2024 American Professional Society of ADHD and Related Disorders (“APSARD”) in January 2024. This Phase 3 CTx-1301study (NCT05631626) assessed efficacy and safety along with onset and duration of CTx-1301 in 21 adults (age range: 18-55 years) with ADHD in an adult laboratory classroom setting. The study did not achieve statistical significance on the primary efficacy endpoint but CTx-1301 demonstrated a trend toward significance in improving Permanent Product Measure of Performance (“PERMP”) scores compared to the placebo. Clinical Global Impression Scale (“CGI-S”) scores with CTx-1301 compared to placebo also showed significant improvements that were indeed statistically significant for this secondary endpoint. The treatment effect size of CTx-1301 in this trial was notable – starting at 30 minutes and demonstrated the ability of CTx-1301 to improve upon ADHD symptoms in patients over an entire active day.

In addition, we initiated two CTx-1301 Phase 3 clinical studies in pediatric and adolescent patients- a fixed dose study (NCT05286762) and a dose-optimized onset and duration study in a laboratory classroom setting (NCT05924594) – in the third quarter of 2023. Based on written communication with the Food and Drug Administration (“FDA”) that further conduct of these pediatric and adolescent studies is not required for the submission of an NDA, we closed enrollment on both Phase 3 trials. We are performing the data consolidation and analytical activities for these trials. Appropriate data will be included in the 505(b)(2) NDA, which is targeted for a mid-2025 submission.

Societal CDMO, Inc., doing business as Bend Biosciences, a contract development and manufacturing organization (“CDMO”), will manufacture all clinical, registration, and commercial batches of our lead ADHD candidate, CTx-1301. Bend Bioscience produced a scalable supply of CTx-1301 for our Phase 3 trials in the manufacturing suite within Bend Bioscience’s Gainesville, GA facility that is outfitted with equipment supplied by us. Bend Bioscience is currently manufacturing additional CTx-1301 product candidate material in accordance with FDA expectations.

We were issued a European patent for CTx-1301 for the treatment of ADHD on August 14, 2024. The patent application will include up to 30 European territories, including the United Kingdom. We are awaiting prosecution of patents in the US and other geographies.

We are actively seeking strategic pharmaceutical partnerships under which we would license or co-promote CTx-1301 in the United States, internationally, or both. In March 2023, we entered into a joint commercialization agreement (the “Commercialization Agreement”) with Indegene, Inc. (“Indegene”) in the United States. We are able to utilize Indegene for commercialization services for CTx-1301, including marketing, sales, market access and on a fee for service basis in the United States.

We plan to initiate the clinical plan for CTx-1302 (dextroamphetamine), our second investigational asset for the treatment of ADHD, as soon as 2026, pending additional capital resources.

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

CTx-2103 is being designed as a novel, extended-release tablet of buspirone that incorporates our proprietary PTR™ drug delivery platform. Buspirone, an azapirone derivative and a 5-HT1A partial agonist, was the first non-benzodiazepine anxiolytic introduced for the treatment of generalized anxiety disorder. Buspirone may exhibit a decreased side-effect profile compared to other anxiolytic treatments. Unlike benzodiazepines and barbiturates, there is no associated risk of physical dependence or withdrawal with buspirone use due to the lack of effects on gamma-aminobutyric acid receptors. Furthermore, buspirone is not regulated as a controlled substance by DEA or under the Controlled Substances Act of 1970 (the “CSA”).

In 2020, United States sales of buspirone in various forms accounted for over $2 billion of sales in the $5.2 billion anxiety market. CTx-2103 will be designed as a once-daily, modified-release tablet with clear differentiation and compelling advantages over standard treatment options which must be taken multiple times per day to maximize efficacy. We are in active license conversations and, pending a definitive agreement and additional capital resources, development of CTx-2103 (buspirone) for the treatment of anxiety may begin as soon as mid-2025 pending additional capital resources.

We believe that our PTR platform has the potential to provide patients and physicians with differentiated pharmaceutical treatment options that will enhance patient compliance and improve health outcomes in several additional therapeutic areas. We intend to leverage our PTR platform technology to expand and augment our clinical-stage pipeline by identifying and developing additional assets in other therapeutic areas where one or more active pharmaceutical ingredient (“APIs”) need to be delivered several times a day at specific, pre-defined time intervals and released in a manner that would offer significant improvement over existing therapies. Our criteria for the selection of additional, future pipeline candidates will include the potential for $1 billion or more in peak annual sales, the potential to deliver a clearly differentiated therapeutic advantage and the potential to overcome unmet medical needs. We will consider potential in-licensing of additional assets or out-licensing the PTR platform as those opportunities arise.

Our Clinical Development Pipeline

Our Strategy

Our goal is to be a leading, innovative biopharmaceutical company focused on the development, manufacturing and commercialization of next generation pharmaceutical products that utilize our PTR drug delivery platform technology to create dosing schedules and drug release profiles that will improve the lives of patients suffering from a multitude of frequently diagnosed conditions. Key initial elements of our business strategy to achieve this goal are to:

●	Complete development and obtain regulatory approval for CTx-1301 for the treatment of ADHD. In October 2020, we announced positive results from a Phase 1/2 study of CTx-1301 in ADHD patients establishing tolerability, comparative bioavailability, and dose proportionality of CTx-1301 versus Focalin® XR. A Phase 3 adult dose-optimization study to assess the efficacy and safety, along with onset and duration, of CTx-1301 in adults with ADHD was initiated in December 2022 and completed in June 2023. Results were presented at the 2024 APSARD in January 2024. In addition, we initiated two CTx-1301 Phase 3 clinical studies in pediatric and adolescent patients- a fixed dose study and a dose-optimized onset and duration study in a laboratory classroom setting – in the third quarter of 2023. Based on written communication with the FDA that further conduct of these pediatric and adolescent studies is not required for the submission of an NDA, we closed enrollment on both Phase 3 trials. We are performing the data consolidation and analytical activities for these trials. In addition, per FDA guidance, we completed a food effect study utilizing CTx-1301’s highest dosage strength, 50-mg, in December 2024. Appropriate data will be included in the NDA, targeted for a mid-2025 submission.

●	Successfully commercialize CTx-1301. We are actively seeking strategic pharmaceutical partnerships under which we would license or co-promote CTx-1301 in the United States, internationally, or both, to ensure successful commercial launches if we receive FDA approval for CTx-1301. Should we be unable to identify an appropriate pharmaceutical partnership, if we receive FDA approval for CTx-1301, pursuant to the Commercialization Agreement, Indegene would provide commercialization services for CTx-1301, including marketing, sales and market access on a fee for service basis. In addition, we are now focusing on third party logistics services to ensure commercial availability.

●	Advance clinical trials for CTx-2103 for the treatment of anxiety. In September 2022, we announced that data from the human formulation study for CTx-2103 demonstrated its ability to deliver a single administration of triple-release buspirone. We will use these results to design the clinical program for CTx-2103, which will be designed as a once-daily, multi-dose tablet with what we believe will be clear differentiation and compelling advantages over standard treatment options. Development of CTx-2103 (buspirone) for the treatment of anxiety may begin as soon as mid-2025 pending additional capital resources.

●

Advance development of CTx-1302 for the treatment of ADHD. We plan to initiate a clinical plan for CTx-1302 (dextroamphetamine), our second investigational asset for the treatment of ADHD, as soon as 2026 pending additional capital resources.

●	Maximize the potential of our PTR platform to develop additional product candidates in new indications with significant unmet medical need and billion-dollar revenue potential. We intend to use our PTR drug delivery platform technology and the streamlined 505(b)(2) development pathway to develop additional therapeutic assets in other therapeutic areas where one or more active pharmaceutical ingredients need to be administered several times a day at specific, pre-defined time intervals and released in a manner that would offer significant improvement over existing therapies. We believe this will lead to improved patient compliance and better health outcomes. Further indications we intend to evaluate include insomnia, non-opioid pain, Alzheimer’s, hypothyroidism, psychosis, depression, cardiovascular disorders, Parkinson’s disease, migraine, oral oncology, xerostomia (dry mouth) and bipolar disorder, among others.

●	Acquire or in-license additional assets or programs to complement our portfolio and/or leverage our technology. We continuously evaluate potential partnering opportunities or asset acquisitions that can bolster our current product candidate portfolio and provide substantial value to our organization. We intend to focus on early to mid-stage development product candidates to generate clinical data and potentially move to later stages of development and ultimately on to commercialization.

●	Out-license our PTR platform to other companies and license our product candidates in the United States and internationally. We are actively seeking and evaluating opportunities to license our current assets and the PTR drug delivery platform technology to other companies looking to serve large patient populations with unmet needs and/or looking to transform multiple daily dosing to once daily administration to satisfy patient needs. We are also in on-going conversations to pursue and evaluate opportunities to license our product candidates to third parties for use in the United States and internationally.

●	Further strengthen our intellectual property portfolio. We intend to continue to manage and expand our diverse intellectual property portfolio and maintain our trade secrets and know-how focused on our PTR platform, current and future pipeline candidates, and proprietary manufacturing process. We believe these activities will be critical to protect our platform and product candidates from potential competitors that may try to compete with our therapeutic assets and compression tableting approach.

●	Capitalize on our existing cGMP expertise. We have developed proprietary, reliable, high output, specialized manufacturing equipment with the potential for real-time testing and release that is employed by our third-party manufacturing partner. Our process has been designed to allow for the creation of a platform that can incorporate other drug substances thus permitting expansion into additional indications and therapeutic areas. We expect that our investment in these manufacturing capabilities and equipment will substantially reduce our development timelines and overall development costs for current and future assets. We currently utilize commercial manufacturing equipment and will not require technology transfer or large scale-up processes to meet clinical or commercial manufacturing needs. Bend Bioscience, our CDMO, will manufacture all clinical, registration, and commercial batches of our lead candidate CTx-1301. Bend Bioscience has dedicated a specific manufacturing suite within its Gainesville, GA facility which is outfitted with proprietary equipment supplied by us.

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

ADHD Overview and Drawbacks of Current Therapies

ADHD is a chronic neurobehavioral and developmental disorder that affects millions of children, adolescents and adults. In the United States, many of the children and adolescents aged 4-17 that have been diagnosed with ADHD demonstrate clinical ADHD symptoms that persist into adulthood. Adult ADHD prevalence in the United States is estimated to be significantly larger than the size of the child and adolescent segment combined. Total ADHD medication sales in the United States continue to grow with sales of all ADHD medications reaching over $23 billion for the 12-months ended November 2023.

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

ADHD in both children and adults has an impact not only on the individual but on their families, friends and peers and because of its prevalence as one of the most commonly diagnosed behavioral disorders, a critical impact on society, the healthcare system and the economy at large. On a societal level, versus control groups, ADHD patients have historically experienced a higher rate of vehicle accidents, divorce, incarceration, and accidental death.

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

Stimulants are historically the most commonly prescribed class of medications for ADHD, accounting for approximately 88% of all ADHD medication prescriptions during the 12-months ended November 2023. Stimulants are Schedule II controlled substances and are believed to work by enhancing the effects of dopamine and norepinephrine neurotransmitters in the brain. Approximately 82 million stimulant prescriptions were written during the 12-months ended November 2023. In contrast, non-stimulant medications are typically deployed as second line or adjunctive therapies and accounted for 12% of all ADHD medication prescriptions during that time. Currently, the ADHD market is dominated by four main stimulant medications: Vyvanse®, Adderall® XR, Concerta®, and Focalin® XR. These products were approved and became available between 2000 and 2007 and were believed to revolutionize the ADHD treatment paradigm by finally providing a solution to avoid the late morning second dose of stimulant medication then required by ADHD patients.

$23 Billion US ADHD Market Dominated by Stimulants

Source: Symphony Data;
12-months ending Nov 2023

93 Million Prescriptions per Year

Stimulants 88% of US Market

50% Methylphenidates

- Ritalin® / LA
- Concerta®
- Focalin® / XR
- CTx-1301 (d-MPH)

50% Amphetamines

- Vyvanse®
- Adderall® / XR
- Dexedrine®
- CTx-1302 (d-AMP)

Non-Stimulants: 12%

- Atomoxetine
- Guanfacine
- Clonidine
- Viloxazine

Unfortunately, as designed, all four of the mostly commonly prescribed stimulant drugs deliver all the drug substance during the morning hours. As a result, most patients still require additional medication to cover the remainder of their active day. Historically, a majority of ADHD patients have required an afternoon ‘booster/recovery’ dose due to lack of duration, slow onset of efficacy, and the crash or rebound effects in the early afternoon. Additionally, their PK-PD release profiles are such that they leave patients significantly impaired by crash and rebound effects even while on therapy.

Patients and practitioners report, that an ideal ADHD stimulant medication would provide all of the following characteristics: entire active-day duration; immediate onset of action (within 30 minutes); ability to minimize or avoid crash / rebound effects associated with rapid decline in medication blood levels; and elimination of the need for short-acting stimulant booster/recovery doses.

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

Recent Launches Lack Meaningful Clinical Innovation

Niche Delivery Platforms Have Also Failed to Overcome ALL Unmet Needs

ADHD BRANDS	ATTRIBUTES[1]		UNMET NEEDS			
Product	Onset	Duration	Fast Acting (≤ 30 min)	Entire Active-Day Efficacy*	Avoid Crash/Rebound	Avoid Booster
Quillivant / Chew® XR	60 mins	8 hours	✕	✕	✕	✕
Mydayis®	2 or 4 hrs	16+ hours	✕	✕	✕	Potentially
Adzenys® ER/ODT	60 mins	8-9 hours	✕	✕	✕	✕
Cotempla® XR/ODT	60 mins	10-12 hours	✕	✕	✕	✕
Aptensio® XR	60 mins	9 hours	✕	✕	✕	✕
Evekeo® / ODT	60 mins	10 hours	✕	✕	✕	✕
Dynavel® XR Oral Susp.	60 min	13 hours	✕	✕	✕	✕
Zenzedi®	60 mins	4-5 hours	✕	✕	✕	✕
Jornay® PM (at night)	2-hour window	10-11 hours	✕	✕	✕	✕
Adhansia® XR – Discontinued	60 mins	12-13 hours	✕	✕	✕	✕
Azstarys® (summer 2021)	Failed Endpoint	Failed Endpoint	✕	✕	✕	✕

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

Triple Release
LIBERTY
30
Mucinex
Advil
Adderall
Single Dose
Vyvanse
Single Dose
TYLENOL
500

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

Our comparative bioavailability data study versus Focalin XR is presented in Figure 1, Figure 2, and Figure 3

Figure 1: Comparative Bioavailability Study of CTx-1301 versus Focalin XR in Adult ADHD subjects under Fasted Conditions (low dose comparison)

Figure 2: Comparative Bioavailability Study of CTx-1301 versus Focalin XR in Adult ADHD subjects under Fasted Conditions (high dose)

Figure 3: Comparative Bioavailability Study of CTx-1301 versus Focalin XR in individual Adult ADHD subjects under Fasted Conditions (low and high dose)

Our Two Additional Phase 1 Studies

We completed a Phase 1 Food Effect study in October 2022 utilizing a 25-mg dosage strength and a second Phase 1 Food Effect study in December 2024 utilizing our highest dosage strength of 50-mg. Primary endpoints demonstrated that at 25-mg, CTx-1301 can be taken with or without food. Analysis of the second study is ongoing. Safety results are being compiled for presentation to the FDA at a Pre-NDA meeting, with final results expected to be available by the end of April 2025.

Fast-Fed Studies
CTx-1301-003
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

CTX-1301-013

●	A Phase I open-label, randomized, single-dose, two-period, two-treatment (Fed vs. Fasted), two-sequence, crossover study in healthy adult subjects to assess the effect of food on bioavailability of CTx-1301 (dexmethylphenidate). The objectives of this study were to assess the effect of food on the rate and extent of the overall bioavailability of a single dose of CTx-1301 50 mg trimodal tablet. Secondary objectives were to provide pharmacokinetic data on blood plasma levels of d-MPH both in a fasted and fed state as well as to evaluate the safety of CTx-130150 mg trimodal tablet. Exploratory objectives to further explore the characteristics of CTx-1301 50 mg trimodal product within selected time intervals.

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

AISRS Baseline, Dose Optimization, Post-Placebo adjusted period

AISRS SCORE DIFFERENCE
32.3
CTx-1301 (n=11)
Placebo (n=10)
30.7
18.2
DOP
RPCP
BASELINE
Randomization
Post Randomization

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

These studies, in particular the safety endpoints, are currently being analyzed in preparation for a Pre-NDA meeting that is scheduled for April 2, 2025.

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

Based on guidance received from the FDA regarding our clinical program for CTx-1301, we stopped enrollment in these two studies. We are performing the data consolidation and analytical activities for these trials. All enrolled patients in these studies have completed the study and data will be reported as directed by the FDA. Additionally, based on this guidance, we expect to submit the NDA for CTx-1301 in mid-2025 under the Section 505(b)(2) pathway with Focalin® XR as the reference listed drug, using its efficacy and safety data on file with the FDA as a basis for approval, together with bioavailability/bioequivalence data and efficacy/safety data from our CTx-1301 clinical program. If we receive FDA approval for CTx-1301, we may conduct Phase 4 trials.

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

Our CTx-1302 Clinical Development Program

Our proposed clinical program for CTx-1302 consists of Phase 1/2 clinical pharmacology studies and Phase 3 clinical efficacy and safety trials. We plan to initiate a Phase 1/2 bioavailability study in ADHD patients for CTx-1302 and, if the results from this study are successful, subsequently initiate pivotal Phase 3 clinical trials, the branded ACCOMPLISH trials, the timing of which is all dependent on additional capital resources. Our Phase 1/2 trials are expected to include approximately 100 patients and the Phase 3 clinical plan will include approximately 500 patients.

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

Commercialization

In March 2023, we entered into the Commercialization Agreement with Indegene for the go-to-market activities and launch of CTx-1301 in the United States. Upon FDA approval for CTx-1301, at Cingulate’s direction, Indegene would provide commercialization services for CTx-1301 pursuant to statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services and the fees to be paid by us. Key services that Indegene is expected to provide, include: (a) medical affairs & pharmacovigilance; (b) pricing, reimbursement and market access; (c) commercial operations; and (d) marketing (including field force). See “Material Agreements – Joint Commercialization Agreement with Indegene, Inc.” below. Cingulate does not have or expect to build a large internal sales, marketing, or distribution infrastructure at this time.

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

We are actively seeking a strategic pharmaceutical partnership under which we would license or co-promote CTx-1301 in the United States, internationally, or both, to ensure successful commercial launches where regulatory approvals have been granted for CTx-1301. We are pursuing opportunities on all fronts and we have partnered with a well-known business development company, Global Pharmaceutical Partners (“GPP”) to actively seek to identify viable licensing partners. Additionally, we have entered into additional agreements with various business development partners to look for international licensing partners.

Manufacturing

Overview

We do not currently own or operate a manufacturing facility. Previously, we utilized Pharmaceutical Manufacturing Research Services, Inc. as our CDMO for the manufacture of our products used in pre-clinical research and clinical trials. In October 2022, we retained Societal CDMO, Inc. as our CDMO that has and will continue to manufacture all clinical, registration, and commercial batches of our lead candidate CTx-1301. In September 2024, Societal was acquired by Bend Biosciences . Bend Bioscience has dedicated a specific manufacturing suite within its Gainesville, GA facility to manufacture our products, and the suite is outfitted it with proprietary equipment owned by us.

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

Patent rights

We own or have licensed from BDD Pharma six patents and three patent applications in the United States and 94 patents and 26 patent applications in foreign countries and regions. In addition to the United States, we have patents issued or applications pending in Australia, Brazil, Canada, China, Egypt, Europe (with pending applications before the European Patent Office and patents validated with certain member states of the European Patent Organization), Hong Kong, Israel, India, Japan, Mexico, Russia, Saudi Arabia and South Korea. The patents and patent applications describe and claim certain features of our product candidates, our PTR drug delivery platform technology and our EBL, including claims to the product candidates, methods of making the product candidates and treatment methods using the product candidates

Patent life determination depends on the date of filing of the application and other factors as promulgated under the patent laws, such as patent term adjustments and extensions. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. The patents and, if granted, patent applications owned or licensed to us have expiry dates ranging from 2031 to 2043

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

Australia, Austria,

Belgium, Brazil, Bulgaria,

Canada, Czech Republic, Denmark,

Finland, France,

Germany, Great Britain,

Greece, Hong Kong

Hungary, India, Ireland,

Italy, Japan

Mexico, Netherlands,

Norway, Poland,

Portugal, Romania,

Russia, Saudi Arabia

Slovakia, Slovenia

South Korea, Spain, Sweden,

Switzerland, Turkey,

United States

November 2035

WO2016075497	“Tablet” (A sustained release tablet comprising a wax, a disintegrant and a therapeutic agent)	DRUG DELIVERY INTERNATIONAL LTD	Europe	United States	November 2035

WO2016138440	“Tripulse Release Stimulant Formulations”	CINGULATE THERAPEUTICS LLC	Hong Kong, South Korea, United States	Australia (2), Canada, Europe Israel	February 2036

WO2022/240849	“Trimodal, Precision-Timed Pulsatile Release Tablet”	CINGULATE THERAPEUTICS LLC	Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Mexico, South Korea, United States		May 2042 (when issued)

WO2023/158694	“Trimodal, Precision-Timed Release Tablet”	CINGULATE THERAPEUTICS LLC	Australia Brazil Canada China Europe Israel India Japan Korea United States		Feb 2043 (when issued)

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

In recent years the ADHD market has seen the entrance of many innovative but niche-focused ADHD products that have not commanded the market share of previous oral stimulants, in particular the extended-release oral stimulants. We are aware that we face competition from small biotechnology companies focused in ADHD with niche products including Aytu, Tris, Corium, Collegium, and Rhodes. However, we do not consider most of these companies to be significant competitors as their products are only capable of capturing small subsets of the overall market and do not employ substantial commercial efforts; whereas we believe our product candidates offer the potential to overcome longstanding unmet needs for the majority of ADHD patients. In addition, Cingulate, along with a potential commercialization or strategic partner, plans to employ appropriate resources to successfully commercialize its assets.

The FDA recently issued revised guidance for bioequivalence testing of generic extended-release methylphenidate. This new guidance makes it more difficult for new generic products to demonstrate bioequivalence to reference products. We believe this will limit generic competition in the methylphenidate market. It may be difficult for a generic product to show bioequivalence to a new branded, extended- release dexmethylphenidate drug with entire active day duration of effect, such as CTx-1301. Recently, generic products have been pressured by the availability of stimulant API and, as a result, there has been decreased production of generic ADHD medications. This is resulting in a decrease of generic commercial product availability, globally.

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

Preclinical Studies

Before testing any drug product candidate in humans, it must undergo rigorous preclinical testing. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin.

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

Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing and may request additional information rather than accepting the applications. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA) VI, the agency seeks to review applications for standard review drug products within 10 months from the NDA filing date, and applications for priority review drugs within six months from the NDA filing date. The FDA may grant a priority review designation to drugs that are intended to treat a serious condition and that the agency determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process for both standard and priority reviews may be extended by FDA for three additional months to consider additional, late-submitted information, or information intended to clarify information already provided in the submission in response to FDA review questions.

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

DEA Regulation

The active ingredients in our current drug product candidates are listed by the DEA as controlled substances under the CSA. The CSA and its implementing regulations establish a closed chain of distribution for entities handling controlled substances and impose registration, record-keeping and reporting, security, storage, procurement, manufacturing, distribution, importation, exportation, labeling, packaging, and other requirements on such entities. The DEA requires individuals or entities that handle controlled substances to comply with these requirements to ensure legitimate use and prevent diversion of controlled substances to illicit channels of commerce.

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

Master Services Agreement with Societal CDMO, Inc. (dba Bend Bioscience)

Effective October 24, 2022, we entered into a master services agreement with Societal CDMO, Inc. (the “Manufacturing Agreement”). In September 2024, Societal CDMO, Inc. was acquired by, and began doing business as, Bend Bioscience. The Manufacturing Agreement governs the general terms under which Bend Bioscience, or one of its affiliates, will provide manufacturing services as specified by us at Bend Bioscience’s Gainesville, Georgia manufacturing facility. Such services are performed under agreed statements of work. Under the terms of the Manufacturing Agreement, we have agreed to pay fees for Bend Bioscience’s performance of services as provided in each applicable statement of work.

The Manufacturing Agreement terminates in October 2027 or such later date as required to complete a statement of work (the “Initial Term”) and will renew automatically thereafter for successive twelve (12) month periods (a “Renewal Term”) unless terminated by either party at least twelve (12) months (if prior to the successful completion of process validation batches for the first product) or twenty-four (24) months (after successful completion of validation batches for the first product) prior to the end of the Initial Term or any Renewal Term. The term of each statement of work terminates upon completion of the services under such statement of work, unless terminated earlier. We may terminate the Manufacturing Agreement or any statement of work upon ninety (90) days prior, written notice to Bend Bioscience. Bend Bioscience may terminate a statement of work due to certain delays or inactivity or if the services provided under such statement of work cannot be performed in accordance with applicable regulatory requirements; provided, that Bend Bioscience shall use commercially reasonable efforts to engage in meaningful discussions with us prior to any such termination. Bend Bioscience may terminate the Agreement upon six (6) months prior, written notice if all statements of work have been terminated. The Manufacturing Agreement or a statement of work may be terminated by either party for material, uncured breaches or in the event of the other party’s bankruptcy.

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

As of December 31, 2024, we employed thirteen (13) employees. Of these, seven (7) are engaged in research and development and manufacturing activities, and six (6) in general and administrative functions. All of our employees are located in the United States. We utilize outside consultants and independent contractors to supplement our full-time workforce. None of our employees are represented by a labor organization or are under a collective-bargaining arrangement. We consider our employee relations to be good.

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

●	We are a biopharmaceutical company with a limited operating history and need additional capital to continue operations, including to advance and commercialize our product candidates.

●	We have incurred a history of operating losses and expect to continue to incur substantial costs for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

●	We need to raise significant additional capital to continue operations, including to complete the development and commercialization efforts for CTx-1301, CTx-1302 and/or CTx-2103. If we are unable to raise additional capital, we could be required to seek bankruptcy protection or other alternatives that would likely result in our securityholders losing some or all of their investment in us.

●	The Note Purchase Agreement and Note issued in December 2024 contain restrictive covenants and adjustments in the event of a default that may limit our operating flexibility and affect our business operations and financial condition.

●	If we fail to regain and maintain compliance with the continued listing requirements of Nasdaq, our common stock and/or warrants may be delisted and the price of our common stock and/or warrants and our ability to access the capital markets could be negatively impacted.

●	We are dependent primarily on the successful development and commercialization of our product candidates, CTx-1301 and CTx-1302 for the treatment of ADHD and CTx-2103 for the treatment of anxiety, which are in either in product/early clinical development (CTx-2103), clinical development (CTx-1301) or planned for future product development (CTx-1302) and are not yet approved. We cannot give any assurance that we will receive regulatory approval for such product candidates or any other product candidates, which is necessary before they can be commercialized.

●	Even if we obtain regulatory approval for CTx-1301, CTx-1302 and CTx-2103, such approval may be limited, and we will be subject to stringent, ongoing government regulation. The commercial success of our product candidates, if approved, depends partially upon attaining market acceptance by physicians, patients, third-party payors, and the medical community.

●	Social issues around the abuse of opioids and stimulants, including law enforcement concerns over diversion and regulatory efforts to combat abuse, could decrease the potential market for our product candidates.

●	Our business is subject to extensive regulatory requirements, and our product candidates that obtain approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

●	We rely on limited sources of supply for CTx-1301 and CTx-1302 as these are scheduled products, and any disruption in the chain of supply may impact production and sales of CTx-1301 and CTx-1302 and cause delays in developing and commercializing our product candidates.

●	We rely on third parties to manufacture and package our product candidates and to conduct our clinical trials and our regulatory submissions for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the manufacture and delivery of our product candidates, completion of such trials and/or regulatory submissions.

●	We will rely on third parties to commercialize our product candidates and we may rely on third parties to perform many essential services for any products that we commercialize, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize CTx-1301, CTx-1302, and/or CTx-2103 will be significantly impacted and we may be subject to regulatory sanctions.

●	If we are not able to maintain or establish collaborations, we may have to alter our development and commercialization plans.

●	We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing any growth.

●	Our research and development is focused on discovering and developing product candidates, which may not make it to the market.

●	We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

●	If our intellectual property related to our products or product candidates is not adequate, we may not be able to compete effectively in our market.

●	An active trading market for our securities may not be sustained.

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

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially early-stage pharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to, among other things:

●	successfully implement or execute our business plan, and we cannot assure you that our business plan is sound;

●	successfully complete product development/formulation, and clinical trials for CTx-1301, CTx-1302, and/or CTx-2103 as well as for the marketing of any or all products;

●	successfully manufacture or have manufactured clinical product and establish commercial drug supply in light of the manufacturing delays we experienced prior to October 2022 with respect to the clinical supply of CTx-1301 at our former contract manufacturing organization (“CMO”);

●	raise sufficient funds in the capital markets or otherwise to effectuate our business plan;

●	secure adequate intellectual property protection for our products;

●	attract and retain an experienced management and advisory team in light of the departure of executive officers and other employees in December 2023;

●	secure acceptance of our drug candidates in the medical community and with third-party payors and consumers;

●	secure a partnership for CTx-1301 or our other product candidates;

●	launch commercial sales of our drug candidates, whether alone or in partnership with others;

●	comply with post-marketing regulatory requirements; and

●	utilize the funds that we do have and/or raise in the future to efficiently execute our business strategy.

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

We have never generated revenue from operations and are currently operating at a loss and expect our operating costs will increase significantly as we incur costs related to formulation/manufacturing development, the clinical trials for our drug candidates and operating as a public company. We expect to incur expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize our product candidates, CTx-1301, CTx-1302 and CTx-2103. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we obtain regulatory approval for CTx-1301, CTx-1302 and/or CTx-2103, development expenses will continue to increase for any future assets. As we are performing the data consolidation and analytical activities for CTx-1301 Phase 3 clinical trials in pursuit of FDA approval, we will continue to incur costs.

We have incurred recurring losses since inception and had an accumulated deficit of approximately $108.5 million as of December 31, 2024. These conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we are unable to obtain further funding, we may be unable to continue operations. Although we continue to pursue these plans, there can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

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

We will need to raise significant additional capital to continue operations and continue to support our planned development and commercialization activities. We believe that our cash on hand will satisfy our capital needs into the fourth quarter of 2025 under our current business plan. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. The amount and timing of our future funding requirements will depend on many factors, including:

●	the timing, rate of progress and cost of any clinical trials and other manufacturing/product development activities for our current and any future product candidates that we develop, in-license or acquire;

●	the results of the clinical trials for our product candidates in the United States and any foreign countries;

●	the timing of, and the costs involved in, FDA approval and any foreign regulatory approval of our product candidates, if at all;

●	the number and characteristics of any additional future product candidates we develop or acquire;

●	our ability to establish and maintain strategic partnerships, licensing, co-promotion or other arrangements and the terms and timing of such arrangements;

●	the cost of commercialization activities if our current or any future product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;

●	the degree and rate of market acceptance of any approved products;

●	costs under our third-party manufacturing and supply arrangements for our current and any future product candidates and any products we commercialize;

●	costs and timing of completion of any additional outsourced commercial manufacturing or supply arrangements that we may establish;

●	the willingness of our third-party service providers to continue to provide services based on our limited liquidity and those service providers not requiring pre-payment for services;

●	costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;

●	costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;

●	costs associated with any product recall that could occur;

●	costs of operating as a public company;

●	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

●	costs associated with any acquisition or in-license of products and product candidates, technologies or businesses;

●	personnel, facilities and equipment requirements; and

●	continued compliance with the terms of the Note Purchase Agreement and Note issued by us in December 2024.

We cannot be certain that additional funding will be available on acceptable terms, or at all.

In December 2024, we issued the Note to Lender. Pursuant to the Note Purchase Agreement, while the Note is outstanding, we will not enter into any arrangement that prohibits us from entering into a variable rate transaction until July 1, 2025, subject to certain exceptions. Also, while the Note is outstanding, upon any issuance by us of any debt security with any economic term or condition more favorable to the holder of such security that was not provided to Lender pursuant to the Note, then, at Lender’s option, such additional term shall become part of the Note. The Note also provides that following an event of default under the Note, Lender has the right to seek and receive injunctive relief from a court or an arbitrator prohibiting us from issuing any of our common stock or preferred stock to any party unless fifty percent of the gross proceeds received by us in connection with such issuance are simultaneously used to make a payment under the Note. Additionally, Lender has the right to seek and receive injunctive relief from a court or arbitrator to prevent the consummation of any fundamental transaction, as defined in the Note, unless it contains a closing condition that the Note is paid in full upon consummation of the transaction or Lender has provided its written consent to such transaction.

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

The Note Purchase Agreement and Note issued by us in December 2024 contain restrictive covenants and adjustments in the event we default on the Note that may limit our operating flexibility and impact our operations.

On December 20, 2024, we entered into a Note Purchase Agreement with Streeterville Capital, LLC, or Lender, pursuant to which we issued and sold to Lender an unsecured promissory note, or Note, in the amount of $5,480,000. The Note bears interest at a rate of 9% per annum and matures 18 months after its issuance date.

The Note provides for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified cure period, a cross-default to certain our other indebtedness and material agreements, and the occurrence of a bankruptcy, insolvency or similar event. Upon the occurrence of an event of default that is deemed a “Major Trigger Event” as defined in the Note, Lender may increase the outstanding balance of the Note by 15%, and upon the occurrence of an event of default that is deemed a “Minor Trigger Event” as defined in the Note, Lender may increase the outstanding balance of the Note by 5%. Lender can exercise its right to increase the outstanding balance upon a Major or Minor Trigger Event three times each. Upon the occurrence of an event of default, Lender may declare all amounts owed under the Note immediately due and payable. In addition, upon the occurrence of an event of default, upon the election of Lender, interest shall begin accruing on the outstanding balance of the Note from the date of the event of default equal to the lesser of 22% per annum and the maximum rate allowable under law. There can be no assurance that we will be able to comply with the terms of the Note Purchase Agreement and Note, and if an event of default occurs, it may have significant detrimental effects on business operations and financial condition.

Pursuant to the Note Purchase Agreement, we are subject to certain restrictions on our ability to issue securities during the term of the Note. Specifically, we have agreed, among other things, to obtain Lender’s consent prior to issuing any debt securities or certain equity securities where the pricing of such equity securities is tied to the public trading price of our common stock and to refrain from entering into any agreement or covenant that locks up, restricts or otherwise prohibits us from entering into a variable rate transaction with Lender or any of its affiliates, or from issuing common stock or other equity or debt securities to Lender or any of its affiliates. If we are unable to obtain Lender’s consent prior to issuing any debt or certain equity securities, such issuance may be a breach of the Note Purchase Agreement, and we may be obligated to indemnify Lender for loss or damage arising as a result of any breach or alleged breach by us of the Note Purchase Agreement, which may affect our business operations and financial condition.

In addition, from time to time, beginning on July 2, 2025, Lender may redeem a portion of the Note, not to exceed an amount of $550,000 per month. Our failure to pay such redemptions, when due, may result in defaults under our agreements with the Lender. If we are in default with respect to our obligations under the Note, the Lender may consider the Note immediately due and payable and may elect to substantially increase the interest rate of the Note. We may not have the required funds to pay the required note redemptions and such redemptions, or penalties in connection therewith, may have an adverse effect on our cash flows, results of operations, and ability to pay our other debts as they come due.

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

The report of our independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2024 and December 31, 2023 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Since inception, we have experienced recurring operating losses and negative cash flows, and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we are unable to obtain funding, we may be unable to continue operations. Although we continue to pursue these plans, there can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

We depend heavily on the success of CTx-1301. If we are unable to generate revenues from CTx-1301, our ability to create stockholder value will be limited.

Our most advanced product candidate currently is CTx-1301, for which we are anticipating to submit a NDA application with the FDA in mid-2025. We do not generate revenues from any FDA approved drug products and our other product candidates are in the early stages of development. There is no guarantee that our clinical trials will be successful or that we will continue with clinical studies to support an approval from the FDA of any of our product candidates for any indication. We note that most drug candidates never reach the clinical development stage and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends heavily on the successful development, regulatory approval and commercialization of CTx-1301, which may never occur.

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

Our ability to generate revenue from our product candidates will depend heavily on their successful development, regulatory approval, and eventual commercialization. CTx-2103 and CTx-1302 are in the early stages of development, and we do not expect those product candidates to generate revenue for several years, if ever. The success of our product candidates will depend on many factors, including, but not limited to:

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

Our development costs may also increase if we experience delays in testing, clinical trials, manufacturing or obtaining marketing approvals. For example, our development costs increased for CTx-1301 due to rescheduling of the Phase 3 fixed-dose study as a result of manufacturing delays prior to October 2022 for the final dosage strengths needed for that study. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. In late 2023, we announced a change in the clinical development plan for CTx-1301 based on feedback from FDA, and accordingly stopped enrollment in two Phase 3 trials of CTx-1301 and are performing the data consolidation and analytical activities for these trials in pursuit of NDA submission expected in mid-2025. We may need to restart these trials and/or start new trials in order to win regulatory approval of CTx-1301. We may find it difficult or impossible to restart or start such clinical trials. Significant product manufacturing or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

Obtaining regulatory approval for clinical trials of CTx-1301 and CTx-1302 in children and adolescents may require additional studies and/or longer duration of studies since the requirements for regulatory approval for the pediatric populations are more stringent.

Pediatric drug development may require additional studies to determine safe dosing and long-term safety. These additional studies may require investment of significant additional resources beyond those required for regulatory approval of the drugs in adults. Although, we have stopped enrollment in the pivotal Phase 3 fixed-dose pediatric and adolescent safety and efficacy study of CTx-1301 and the Phase 3 pediatric dose-optimization onset and duration study of CTx-1301 and are performing the data consolidation and analytical activities for these trials in pursuit of NDA submission expected in mid-2025, we may have to restart and complete these and other trials in order to obtain approval. Approval of CTx-1301 and CTx-1302 may be delayed due to these additional requirements and this may have an adverse effect on the commercial prospects of CTx-1301 and CTx-1302, as well as delay our ability to generate product revenue, possibly materially. In addition, as a result of COVID-19 (or other potential pandemics), there may be a smaller pool of children from which we can enroll for our clinical trials. We cannot guarantee that we will receive regulatory approval to commercialize our product candidates in the pediatric populations or the adult population.

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

In May 2024, we announced a change in the clinical development plan for CTx-1301 based on feedback from FDA, and accordingly stopped enrollment in two Phase 3 trials of CTx-1301 and are performing data consolidation and analytical activities in pursuit of NDA submission. We may need to restart these trials and/or start new trials in order to win regulatory approval of CTx-1301. We may find it difficult or impossible to restart or start such clinical trials.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing reductions and changes, and/or global health concerns could delay or block the development and approval of our products.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved or cleared by necessary government agencies, which would adversely affect our business. Recent actions by the Trump Administration have renewed concerns that disruptions will adversely affect executive branch functions. For example, beginning on February 13, 2025, the Department of Health and Human Services began firing a large number of its probationary employees, a category that includes new federal employees and employees recently promoted or transferred to new positions or agencies. Reports indicate that 5,000 out of 80,000 employees have been terminated, including FDA employees. Although we cannot be certain at this early stage, these terminations, if they withstand legal challenges, may significantly delay and impede our interactions with FDA. Similar results may stem from the recent confirmed resignations of some senior FDA employees with responsibility for regulation of drugs and biologics, as well as possible future layoffs and resignations. There are also reports that the Trump Administration intends to request Congress to reduce FDA funding in upcoming budgets. Such funding cuts may also delay the development and approval of our products. In addition, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

If funding shortages, staffing reductions or changes, a prolonged government shutdown or slowdown or other disruptions occur, the ability of the FDA and other regulatory authorities to timely review and process regulatory submissions could be significantly impacted, which could have a material adverse effect on our business.

Government initiatives such as the Make America Healthy Again Commission could affect the development and approval of our product candidates

Government initiatives and regulatory policies can significantly affect our ability to develop, obtain approval for, and commercialize prescription drug candidates. The Trump Administration, through its recently established Make America Healthy Again Commission, has signaled its intent to reevaluate the regulatory landscape surrounding treatments for certain conditions, including ADHD and anxiety. As part of its mandate, the Make America Healthy Again Commission may propose new guidelines and policy recommendations that could impact the approval, labeling, marketing, and prescription of drugs intended to treat these conditions.

Potential changes introduced or recommended by the Commission may include:

●	increased scrutiny of the efficacy and long-term safety of prescription medications, leading to more stringent clinical trial requirements, extended approval timelines, or the abandonment of the utilization of prescription medication to treat ADHD and anxiety;

●	restrictions on the prescription and distribution of medications targeting ADHD and anxiety, potentially reducing market access and limiting patient eligibility; and/or

●	greater emphasis on non-pharmacological treatments, such as behavioral therapies and lifestyle interventions, which could diminish the perceived necessity of pharmaceutical options.

If the Make America Health Again Commission’s recommendations result in stricter regulatory policies, we could face substantial delays, increased costs, or the inability to obtain approval for our product candidates. If potential new restrictions limit or prevent the approval and eventual prescription of our product candidates CTx-1301 and CTx-1302, which are intended for the treatment of ADHD, or CTx-2301, which is intended for the treatment of anxiety, the inability to bring our product candidates to market could materially and adversely affect our business.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The COVID-19 pandemic led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which a pandemic, epidemic or outbreak of an infectious disease impacts our operations or those of our third-party partners, including our development studies or clinical trial operations, will depend on future occurrences, which are highly uncertain and cannot be predicted with confidence, including the duration of any outbreak and the actions to contain or treat its impact, among others. Although the majority of our operations are conducted in the United States, the spread of an infectious disease globally could adversely impact our product candidate development or clinical trial operations in the United States and abroad. Any negative impact infectious diseases have on patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services. Moreover, recent U.S. federal administrations have indicated that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally, such as our own manufacturing facilities, to manufacture our preclinical and clinical drug supplies for our clinical trials and preclinical studies or commercial quantities of any drug candidates that may obtain regulatory approval. We procure bulk drug substance from a sole source, third-party supplier and have contracted with a CMO to produce our drug candidates at its facilities, and we anticipate that we will continue to do so for the foreseeable future. Therefore, we lack the resources and expertise to formulate or manufacture our own drug candidates, and our reliance on third parties increases the risk that we will not have sufficient quantities of bulk drug substances or our product candidates, in such quantities at an acceptable cost, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts. For example, we experienced delays in the manufacturing and delivery of clinical supply for the CTx-1301 fixed-dose study due to operational resource issues at our former CMO. The manufacture of the clinical supply was further delayed while our new CMO established its manufacturing process for CTx-1301.

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

Failure by our third-party CMO to comply with DEA regulations related to controlled substances may cause their license to be revoked and production of our products and product candidates may be interrupted or stopped. This would impact our ability to develop, obtain marketing approval for or market our product candidates, if approved.

Our product candidates and any drugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities, and we may be unable to obtain access to these facilities on favorable terms.

There are a limited number of manufacturers that operate under cGMP regulations and possess a DEA license to procure, hold and work with controlled substances. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second contract manufacturer. If our current CMO cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement. For example, we experienced delays in the manufacturing and delivery of clinical supply for the CTx-1301 fixed-dose study due to operational resource issues at our former CMO prior to October 2022. The manufacture of the clinical supply was further delayed while our new CMO established its manufacturing process for CTx-1301.

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

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for our product candidates, if approved, their commercial success may be severely hindered.

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

For our products and any product candidates that obtain regulatory approval and are marketed in the United States, if any, our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to health information privacy and security regulation by United States. federal and state governments and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate including:

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

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our product candidates.

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

In December 2023, four independent members of our Board resigned resulting in our Board consisting of two non-independent directors, one of whom is our Chief Executive Officer. On December 26, 2023, we received a letter from the Staff indicating that, based upon the resignation of three members of our Board on December 12, 2023 and December 13, 2023, we no longer comply with the independent director, audit committee, compensation committee and independent director oversight of director nominations requirements as set forth in Nasdaq Listing Rule 5605 (the “Independent Director Rule”). On February 12, 2024, our Board appointed three independent directors to the Board and subsequently regained compliance with the Independent Director Rule. There can be no assurance that we will be able to retain key management personnel and members of our Board or attract replacements in the event of their departure from the Company.

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

Our operations to date have been primarily limited to formulating and developing our product candidates and undertaking clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	delays in the commencement, enrollment and the timing of clinical testing for our product candidates;

●	the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

●	the cost of manufacturing our product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;

●	our ability to obtain additional funding to develop our product candidates;

●	our ability to comply with the terms of the Note Purchase Agreement and Note issued in December 2024;

●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

●	the level of demand for our product candidates, should they receive approval, which may vary significantly;

●	potential side effects of our product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;

●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our product candidates, if approved;

●	our dependency on third-party manufacturers to supply or manufacture our product candidates;

●	our ability to establish or outsource an effective sales, marketing and distribution infrastructure in a timely manner;

●	market acceptance of our product candidates, if approved, and our ability to forecast demand for those product candidates;

●	our ability to receive approval and commercialize our product candidates outside of the United States;

●	our ability to establish and maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	costs related to and outcomes of potential litigation or other disputes;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively;

●	potential liabilities associated with hazardous materials;

●	our ability to maintain adequate insurance policies; and

●	future accounting pronouncements or changes in our accounting policies.

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

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. The rapid evolution and increased adoption of artificial intelligence (“AI”) technologies may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate. Attackers are also increasingly sophisticated and using techniques and tools, including AI, that can circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our systems, information, or business. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years from our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Management identified a material weakness during its assessment of internal controls over financial reporting as of December 31, 2023 as a result of the fact that as of December 31, 2023, we did not have any independent directors. Effective February 12, 2024, our Board appointed Bryan Lawrence as a Class III director, and each of Jeffrey S. Ervin, and John A. Roberts, as a Class II director. The Board has affirmatively determined that each the newly appointed directors (i) is independent under the rules of Nasdaq and (ii) meets the heightened standards of independence for compensation and audit committee membership under the applicable rules of the U.S. Securities and Exchange Commission (“SEC”) and Nasdaq. The Board had also determined that Mr. Roberts qualifies as an “audit committee financial expert” under the criteria set forth in Item 407(d)(5) of Regulation S-K. The Board appointed each of the new directors to serve on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board. As a result of the foregoing, the material weakness was deemed remediated as of the date of the filing of our Annual Report on Form 10-K for fiscal year 2023.

Although the material weakness described above has been remediated, we can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Our corporate headquarters is located in Kansas City, Kansas, where we lease approximately 14,205 square feet of office space. Our lease expires in May 2025, with an option to extend. We executed a sub-lease of a portion of our Kansas City office space through September 1, 2025. Our manufacturing activities take place at Societal CDMO, Inc. (dba Bend Bioscience), our CDMO in Gainesville, Georgia. We believe our current offices, laboratories, and manufacturing spaces are sufficient to meet our needs. We may seek to negotiate new leases or evaluate additional or alternate space to accommodate operations. We believe that appropriate alternative space is readily available on commercially reasonable terms.

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

Holders of Record

As of March 21, 2025, we had 213 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Securities

On November 21, 2024, the Company issued 42,250 shares of common stock at a value of $4.65 per share to a service provider. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended.

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

Since inception in 2012, our operations have focused on developing our product candidates, primarily CTx-1301, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations through public and private capital raised. Cumulative capital raised from these sources, including debt financing, was approximately 107.3 million as of December 31, 2024.

We have incurred significant losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $15.5 million and $23.5 million for the years ended December 31, 2024 and 2023, respectively. See “Results of Operations” below for an explanation of the fluctuations in our net losses. As of December 31, 2024, we had an accumulated deficit of $108.5 million.

We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	seek regulatory approval for CTx-1301;

●	continue research and development activities for our existing and new product candidates, primarily for CTx-1301;

●	continue manufacturing activities for our existing and new product candidates, primarily for CTx-1301;

●	seek licensing partners and/or outsource commercial infrastructure to support sales and marketing for CTx-1301; and

●	operate as a public company.

We are targeting to file our NDA submission for CTx-1301 in mid-2025 and believe our cash will satisfy our capital needs into the fourth quarter of 2025 under our current business plan. We will need additional capital to advance our other programs and commercialization efforts for CTx-1301. See “Liquidity and Capital Resources” below.

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

Securities Issuances

ATM Agreement

We entered into the ATM Agreement with HCW, as sales agent, in January 2023 as amended in May 2023, pursuant to which we may offer and sell, from time to time through HCW, shares of our common stock for aggregate proceeds of up to $23.5 million (upon the terms and subject to the conditions and limitations set forth in the ATM Agreement).

During 2024, we sold 983,093 shares of common stock under the ATM Agreement, for net proceeds of $9,393,550, after deducting $298,498 of compensation to HCW and other administration fees. Subsequent to December 31, 2024, we sold 142,685 shares of common stock under the ATM Agreement, for net proceeds of $776,091, after deducting $25,756 of compensation to HCW and other administration fees.

Equity Line of Credit

In April 2023, we entered into a purchase agreement (the “Lincoln Park Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”). Pursuant to the Lincoln Park Agreement, Lincoln Park has agreed to purchase from us up to an aggregate of $12.0 million of common stock (upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Agreement) from time to time and at our sole discretion over the 36-month term of the Lincoln Park Agreement. During 2024, we sold 1,472,363 shares of common stock under the Lincoln Park Agreement, for net proceeds of $8,037,501. Subsequent to December 31, 2024, we sold 223,409 shares of common stock under the Lincoln Park Agreement, for net proceeds of $899,989.

Private Placement

On August 11, 2023, we entered into a Securities Purchase Agreement with WFIA (the “August 2023 Purchase Agreement”) and issued, in a private placement priced at the market under the Nasdaq Stock Market’s rules, 7,597 shares of our common stock at a purchase price per share of $131.64, resulting in gross proceeds to us of approximately $1.0 million (the “WFIA Private Placement”).

Debt Conversion

In August 2022, CTx, a wholly-owned subsidiary of Cingulate Inc. issued a promissory note to WFIA with a principal amount of $5.0 million, and in May 2023, CTx issued an amended and restated promissory note (the “WFIA Note”) increasing the principal amount under the promissory note by $3.0 million to $8.0 million.

On September 8, 2023, Cingulate Inc. and CTx entered into a note conversion agreement with WFIA, pursuant to which WFIA agreed to convert $5.0 million of principal under the WFIA Note plus all accrued interest thereon, or $5,812,500, into pre-funded warrants (the “September WFIA Pre-Funded Warrants”) to purchase 28,493 shares of our common stock at a conversion price per September WFIA Pre-Funded Warrant of $204.00. The closing price of our common stock on Nasdaq on September 8, 2023 was $138.60 per share. The September WFIA Pre-Funded Warrants had no expiration date and were exercisable immediately at an exercise price of $0.024 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 19.99% of the outstanding shares of our common stock.

On January 25, 2024, Cingulate Inc. and CTx entered into a note conversion agreement with WFIA, pursuant to which WFIA agreed to convert the remaining $3.0 million of principal under the WFIA Note plus all accrued interest thereon, or $3,287,500, into pre-funded warrants (the “January WFIA Pre-Funded Warrants”) to purchase 57,254 shares of our common stock, at a conversion price per January WFIA Pre-Funded Warrant of $57.42. The closing price of the Common Stock on Nasdaq on January 24, 2024 was $52.20 per share. The January WFIA Pre-Funded Warrants had no expiration date and were exercisable immediately at an exercise price of $0.0012 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 19.99% of the outstanding shares of our common stock. In March of 2024, we issued to WFIA an additional pre-funded warrant to purchase 588 shares of common stock as a result of an error in the interest calculation, on the same form and at the same conversion price as the January WFIA Pre-Funded Warrants.

The WFIA Note was unsecured with interest accruing at 15% per annum. Outstanding principal and all accrued and unpaid interest was due and payable on August 8, 2025 unless accelerated due to an event of default. After the conversion of the remaining principal amount plus all accrued interest thereon and the issuance of the January WFIA Pre-Funded Warrants, the WFIA Note was paid in full and the Company has no further obligations under the WFIA Note. WFIA exercised all of its pre-funded warrants in April 2024.

Public Offerings

On September 11, 2023, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we issued 7,167 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 21,688 shares of our common stock, Series A warrants to purchase up to 28,855 shares of our common stock and Series B warrants to purchase up to 14,428 shares of our common stock (the “September 2023 Offering”). The September 2023 Offering closed on September 13, 2023. The combined purchase price per share of common stock and accompanying Series A and Series B warrants was $138.62. The combined purchase price per pre-funded warrant and accompanying Series A and Series B warrants was $138.62 which represents the public offering price per share of common stock and accompanying warrants less the $0.024 per share exercise price for each pre-funded warrant. The pre-funded warrants are exercisable at any time after the date of issuance and have no expiration date. The holder of pre-funded warrants may not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Series A warrants and Series B had an original exercise price of $138.62 per share, were exercisable beginning on November 3, 2023, the effective date of stockholder approval of the issuance of the shares issuable upon exercise of the warrants, and had an original expiration date of five years and two years, respectively, after the initial exercise date. In connection with the waiver granted in March 2024 by the purchaser in the February 2024 Offering (defined below) to allow the Company to file a prospectus supplement to increase the maximum aggregate offering price of shares of the Company’s common stock issuable under the ATM Agreement, the exercise price of the Series A and Series B warrants was lowered from $138.62 to $13.56 per share and the term of the Series A warrants was extended to March 17, 2029 and the term of the Series B warrants was extended to March 17, 2026. We received gross proceeds of approximately $4.0 million, before deducting $445,000 of placement agent’s fees and other offering expenses, pursuant to the September 2023 Offering. As of December 31, 2024, all of the pre-funded warrants issued in the September 2023 Offering had been exercised.

On February 2, 2024, we entered into agreements, including a Securities Purchase Agreement, with investors, pursuant to which we issued 114,583 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 197,917 shares of our common stock, Series A warrants to purchase up to 312,500 shares of our common stock and Series B warrants to purchase up to 312,500 shares of our common stock (the “February 2024 Offering”). The February 2024 Offering closed on February 6, 2024. The combined purchase price per share of common stock and accompanying Series A and Series B warrants was $24.00. The combined purchase price per pre-funded warrant and accompanying Series A and Series B warrants was $23.9988, which represents the public offering price per share of common stock and accompanying warrants less the $0.0012 per share exercise price for each pre-funded warrant. The pre-funded warrants are exercisable at any time after the date of issuance and have no expiration date. The holder of pre-funded warrants may not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Series A warrants have an exercise price of $24.00 per share, were exercisable immediately, and will expire five years after the issuance date, and the Series B warrants have an exercise price of $24.00 per share, were exercisable immediately, and will expire two years after the issuance date. We received gross proceeds of approximately $7.5 million, before deducting $750,950 of placement agent’s fees and other offering expenses, pursuant to the February 2024 Offering. As of December 31, 2024, all pre-funded warrants had been exercised.

Warrant Inducement

On June 28, 2024, we entered into an inducement offer letter agreement (the “June 2024 Warrant Inducement”), pursuant to which certain holders (“Holders”) of certain of our existing warrants to purchase 265,625 shares of common stock issued to the Holders on February 6, 2024 (the “February 2024 Warrants”) agreed to exercise for cash their February 2024 Warrants at a reduced exercise price of $7.02 per share. In consideration for the exercise of the February 2024 Warrants, the Holders received new Series C common stock purchase warrants to purchase an aggregate of 354,167 shares of common stock and new Series D common stock purchase warrants to purchase an aggregate of 177,083 shares of common stock. Such new warrants have an exercise price of $7.02 per share. We received net proceeds of $1.6 million from the closing of the June 2024 Warrant Inducement, which occurred on July 1, 2024. The Series C and Series D warrants have an exercise price of $7.02 per share and were exercisable beginning on August 24, 2024, the effective date of stockholder approval of the shares issuable pursuant to the warrants. The Series C warrants have a five-year term and the Series D warrants have a two-year term from the initial exercise date.

Debt Issuance

On December 20, 2024, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company (“Lender”), pursuant to which we issued and sold to Lender an unsecured promissory note (the “Promissory Note”) in the amount of $5,480,000. The principal amount includes an original issue discount of $450,000 and expenses payable by us of $30,000. In exchange for the Promissory Note, the Lender paid a purchase price of $5,000,000 in cash. The Promissory Note bears interest at a rate of 9% per annum and matures 18 months after its issuance date. Our wholly-owned subsidiaries Cingulate Therapeutics LLC and Cingulate Works, Inc., provided a guarantee of our obligations to the Lender under the Promissory Note and the other transaction documents. We intend to use the net proceeds from the sale of the Promissory Note for working capital and other general corporate purposes.

From time to time, beginning on July 2, 2025, Lender may redeem a portion of the Promissory Note, not to exceed an amount of $550,000 per month. In the event the Promissory Note is outstanding on the 90-day anniversary of the effective date of the Promissory Note, we will be charged a monitoring fee equal to the outstanding balance on such date divided by 0.85 less the outstanding balance on such date. Subject to the terms and conditions set forth in the Promissory Note, we may prepay all or any portion of the outstanding balance of the Promissory Note at any time.

Pursuant to the Note Purchase Agreement, while the Promissory Note is still outstanding, we will not enter into any arrangement that prohibits us from entering into a variable rate transaction, as defined in the Note Purchase Agreement, with Lender or its affiliates, or from issuing our securities to Lender or its affiliates. We are also prohibited from entering into a variable rate transaction until July 1, 2025, subject to certain exceptions. At any time while the Promissory Note is still outstanding, Lender will have the right, but not the obligation, with our consent, to reinvest up to an additional $5.0 million in one or more tranches on the same terms and conditions as the Promissory Note. Additionally, so long as the Promissory Note is outstanding, upon any issuance by us of any debt security with any economic term or condition more favorable to the holder of such security that was not provided to Lender pursuant to the Promissory Note, then, at Lender’s option, such additional term shall become part of the Promissory Note and related documents for the benefit of Lender. See Note 8 to our consolidated financial statements for additional information regarding the Promissory Note and the Note Purchase Agreement.

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

Interest and other income (expense), net

Interest and other income (expense), net consists of interest expense on our notes payable and interest earned on our cash and cash equivalents, including money market funds. The primary objective of our investment policy is liquidity and capital preservation.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during a reporting period. Actual results could differ from estimates.

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

Stock-Based Compensation

Under our 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), we granted non-qualified stock options to certain employees, directors and consultants in 2024 and 2023. The options were granted with strike prices ranging from $4.00 to $14.00 in 2024 and $153.96 to $366.84 per share in 2023. The term of these options is ten years with vesting periods ranging from immediate to four years.

We recorded stock-based compensation expense of $995,484 and $812,670 during the years ended December 31, 2024 and 2023, respectively, based on the grant-date fair value of the options granted. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

See Note 12 to our consolidated financial statements for the assumptions that were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model.

Results of Operations

Comparison of the years ended December 31, 2024 and December 31, 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2024	2023	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$9,445	$15,493	$(6,048)	(39.0)%
General and administrative	6,200	7,266	(1,066)	(14.7)%
Loss from operations	(15,645)	(22,759)	(7,114)	(31.3)%
Interest and other income (expense), net	99	(776)	875	112.8%
Net Loss	$(15,546)	$(23,535)	$(7,989)	(33.9)%

Research and development expenses

The following table summarizes our research and development expenses (“R&D”) for the years ended December 31, 2024 and 2023:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2024	2023	(Decrease)	(Decrease)
Clinical operations	$4,712	$8,345	$(3,633)	(43.5)%
Drug manufacturing and formulation	2,696	4,351	(1,655)	(38.0)%
Personnel expenses	1,761	2,438	(677)	(27.8)%
Regulatory costs	276	359	(83)	(23.1)%
Total research and development expenses	$9,445	$15,493	$(6,048)	(39.0)%

R&D expenses were $9.4 million for the year ended December 31, 2024, a decrease of $6.0 million or 39.0% from the year ended December 31, 2023. This change was primarily the result of decreased clinical activity in 2024 as compared to 2023. During 2023, we incurred significant costs relating to two Phase 3 studies for CTx-1301, the fixed dose pediatric and adolescent safety and efficacy study and the pediatric dose optimization and duration study. Enrollment in these two studies was closed in early 2024 and we are progressing with the remaining close-out and analytical activities required for an NDA submission. Manufacturing costs also decreased, as the activity in 2023 was more significant for the manufacture of clinical supply for the Phase 3 studies. In 2024, manufacturing activity included the completion of registration batches of CTx-1301. The decrease in personnel costs is the result of lower headcount and the cost containment measures, which were implemented in late 2023 in order to conserve cash, including salary reductions ranging from 5-55% for all employees. This decrease was offset by the reinstatement of 2023 base salaries for all employees in September 2024.

General and administrative expenses

The following table summarizes our general and administrative (“G&A”) expenses for the years ended December 31, 2024 and 2023:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2024	2023	(Decrease)	(Decrease)
Personnel expenses	$1,862	$2,644	$(782)	(29.6)%
Legal and professional fees	2,396	1,942	454	23.4%
Occupancy	346	496	(150)	(30.2)%
Insurance	984	1,543	(559)	(36.2)%
Other	612	641	(29)	(4.5)%
Total general and administrative expenses	$6,200	$7,266	$(1,066)	(14.7)%

G&A expenses were $6.2 million for the year ended December 31, 2024, a decrease of $1.1 million or 14.7% from the year ended December 31, 2023. This is primarily the result of a decrease in personnel expenses and insurance. The decrease in personnel expenses was primarily due to lower headcount and the cost containment measures, which we implemented in late 2023 in order to conserve cash, including salary reductions ranging from 5-55% for all employees. 2023 base salaries for all employees were reinstated in September 2024. Insurance expense was lower due to a decrease in the annual directors’ and officers’ insurance premium from 2023 to 2024. These decreases were partially offset by an increase in professional fees including an increase in legal fees related to both an increase in patent activity and legal costs incurred in connection with special meetings, the 2024 Reverse Stock Split and capital raising activity.

Interest and other income (expense), net

The following table summarizes interest and other income (expense), net for the years ended December 31, 2024 and 2023:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2024	2023	(Decrease)	(Decrease)
Interest and other income (expense), net	$99	$(776)	$875	112.8%

Total interest and other income (expense), net in 2023 primarily relates to interest incurred on outstanding notes payable, offset by interest earned on invested balances. The related party promissory note was converted to equity in September 2023 and January 2024. Total interest and other income (expense), net in 2024 primarily relates to interest earned on invested balances, resulting from the increase in the Company’s cash balance relating to capital raise activities.

Cash Flows

	Year ended
	December 31,
	2024	2023
Net cash (used in) operating activities	$(18,451)	$(15,035)
Net cash (used in) investing activities	(212)	(224)
Net cash provided by financing activities	30,822	9,955
Net decrease in cash and cash equivalents	$12,159	$(5,304)

Cash Flows from Operating Activities

Net cash used in operating activities was $18.5 million for the year ended December 31, 2024. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $15.5 million, prior to the effects of two significant noncash items, stock-based compensation expense of $1.0 million and depreciation expense of $0.7 million. Changes in operating assets and liabilities included a decrease in trade accounts payable and accrued expenses of $4.5 million primarily due to the payment of vendor balances in the first quarter of 2024 with the cash proceeds from the issuance of common stock pursuant to our ATM Agreement in January 2024 and the issuance of equity in the February 2024 Offering.

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

Cash Flows from Investing Activities

Net cash used in investing activities for both the years ended December 31, 2024 and December 31, 2023 was primarily related to the purchase of equipment to support our research and development.

Cash Flows from Financing Activities

Net cash provided by financing activities in the year ended December 31, 2024 was related to the cash proceeds from the issuance of common stock pursuant to the ATM Agreement, Lincoln Park Agreement, the February 2024 Offering and the June 2024 Warrant Inducement, as well as the issuance of the Promissory Note in December 2024.

Net cash provided by financing activities in the year ended December 31, 2023 was related to the issuance of 47,073 shares of common stock in connection with various equity transactions, including the September 2023 Offering, WFIA Private Placement and usage of the ATM Agreement and Lincoln Park Agreement, as well as the increase in the principal balance of the WFIA Note in May 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012 through December 31, 2024, we have not generated any revenue and have incurred significant operating losses and negative cash flow from our operations.

In January 2024, we converted the remaining $3.0 million of principal under the WFIA Note plus all accrued interest thereon, or $3,287,500, into equity.

In February 2024, we received gross proceeds of approximately $7.5 million, before deducting $750,950 of placement agent’s fees and other offering expenses in the February 2024 Offering.

On July 1, 2024, we received net proceeds of approximately $1.6 million from the closing of the June 2024 Warrant Inducement.

In December 2024, we received net proceeds of $5,000,000 from the issuance of the Promissory Note pursuant to the Note Purchase Agreement.

During 2024, we sold 983,093 shares of common stock under the ATM Agreement, for net proceeds of $9,393,550, after deducting $298,498 of compensation to HCW and other administration fees. Subsequent to December 31, 2024, we sold 142,685 shares of common stock under the ATM Agreement, for net proceeds of $776,091, after deducting $25,756 of compensation to HCW and other administration fees. As of March 27, 2025, the aggregate offering price of shares of common stock available for issuance under the ATM Agreement was approximately $7.4 million.

During 2024, we sold 1,472,363 shares of common stock under the Lincoln Park Agreement for net proceeds of $8,037,501. Subsequent to December 31, 2024, we sold 223,409 shares of common stock under the Lincoln Park Purchase Agreement, for net proceeds of 899,989. As of March 27, 2025, the aggregate offering price of shares of common stock available for issuance under the Lincoln Park Agreement was approximately $2.6 million.

As of December 31, 2024, we had cash and cash equivalents of $12.2 million. We believe our cash will satisfy our capital needs into the fourth quarter of 2025 under our current business plan. We are targeting to file our NDA submission for CTx-1301 in mid-2025. We will need additional capital to advance our commercialization efforts for CTx-1301 as well as our other programs. Changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity while producing a modest return on investment. Accordingly, our cash equivalents are invested primarily in money market funds which are currently providing only a minimal return given the current interest rate environment.

We expect to continue to incur substantial additional operating losses for the near term as we continue to develop our product candidates, primarily CTx-1301, and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.

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

For example, pursuant to the Note Purchase Agreement, we are subject to certain restrictions on our ability to issue securities during the term of the Note. Specifically, we have agreed, among other things, to obtain Lender’s consent prior to issuing any debt securities or certain equity securities where the pricing of such equity securities is tied to the public trading price of our common stock and to refrain from entering into any agreement or covenant that locks up, restricts or otherwise prohibits us from entering into a variable rate transaction with Lender or any of its affiliates, or from issuing common stock or other equity or debt securities to Lender or any of its affiliates. If we are unable to obtain Lender’s consent prior to issuing any debt or certain equity securities, such issuance may be a breach of the Note Purchase Agreement, and we may be obligated to indemnify Lender for loss or damage arising as a result of any breach or alleged breach by us of the Note Purchase Agreement, which may affect our business operations and financial condition. Additionally, the Note provides that following an event of default under the Note, Lender has the right to seek and receive injunctive relief from a court or an arbitrator prohibiting us from issuing any of our common stock or preferred stock to any party unless fifty percent of the gross proceeds received by us in connection with such issuance are simultaneously used to make a payment under the Note. Lender also has the right to seek and receive injunctive relief from a court or arbitrator to prevent the consummation of any fundamental transaction, as defined in the Note, unless it contains a closing condition that the Note is paid in full upon consummation of the transaction or Lender has provided its written consent to such transaction.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2024 that will affect our future liquidity.

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

We entered into agreements with vendors to complete the data consolidation and analysis for the two CTx-1301 Phase 3 clinical studies in pediatric and adolescent patients for which we closed enrollment in early 2024 based on FDA guidance regarding our clinical program. Total estimated cost of these agreements is $2.7 million, of which $1.1 million was incurred in 2024.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change that is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have incurred a net loss for the years ended December 31, 2024 and 2023 and had accumulated losses of $108.5 million since inception to December 31, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our sources of capital have included private capital raises in various classes of units of CTx prior to the Reorganization Merger, the issuance of equity securities in connection with our initial public offering (IPO), public offerings, including the September 2023 Offering and the February 2024 Offering, sales of common stock under our ATM Agreement and Lincoln Park Agreement, a private placement with WFIA, the WFIA Note, which was subsequently converted to equity, the June 2024 Warrant Inducement and the issuance of the Promissory Note in December 2024. Additional financings will be needed by us to fund our operations, to complete development of and to commercially develop CTx-1301 and our other product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer (principal executive officer and principal financial officer as of December 31, 2024), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024, has concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In the fourth quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors with their respective ages as of March 21, 2025:

Name	Age	Position

Executive Officers:
Shane J. Schaffer, PharmD	50	Chief Executive Officer and Chairman of the Board
Jennifer L. Callahan	54	Senior Vice President and Chief Financial Officer
Laurie A. Myers, PhD	68	Executive Vice President and Chief Operating Officer
Raul R. Silva, MD	67	Executive Vice President and Chief Science Officer
Matthew Brams, MD	61	Executive Vice President and Chief Medical Officer
Directors:
Jeffrey S. Ervin	47	Director
Bryan Lawrence	59	Director
John A. Roberts	66	Director
Peter J. Werth	86	Director

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

Jennifer L. Callahan has served as our Senior Vice President and Chief Financial Officer since January 2024. She has served the Company in an accounting role since January 2017 and was appointed as our Vice President, Corporate Controller in January 2019. Prior to her role at the Company, Ms. Callahan served as the Director of Accounting for Meridian Business Services, a local Kansas City accounting firm since 2014 where she provided outsourced controller services to various businesses, including start-up companies and companies in need of process improvements. Over the tenure of her career, Ms. Callahan has provided consulting services to companies in a variety of industries and stages. She started her career with Deloitte where she served in various roles in the audit practice from June 1992 to December 1998. Ms. Callahan holds a CPA designation and received a BSBA in Accounting and Finance from Creighton University.

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

Raul R. Silva, MD co-founded Cingulate in 2012 and has served as our Executive Vice President and Chief Science Officer since January 2018. He has been in private practice since 2009. Previously, Dr. Silva served as Executive Director of Rockland Children’s Psychiatric Center from 2006-2009. He also served as Vice Chairman of The New York University Child Study Center 2005 through 2009. Dr. Silva served as Deputy Director of Child Psychiatry at Bellevue Hospital Center from 1999 through 2006. Prior to that, he was Director of Child and Adolescent Psychiatry at St. Luke’s/Roosevelt Hospital in New York City from 1995 through 1990. He completed his fellowship in child and adolescent psychiatry at Columbia University’s St. Luke’s/Roosevelt Hospital Center in 1990 Dr. Silva completed a psychopharmacology research fellowship at New York University Medical Center. Dr. Silva is board certified in general, child and adolescent psychiatry. Dr. Silva received his Doctor of Medicine degree from Ross University and his Bachelor of Science in Biology from Fairleigh Dickinson University.

Matthew N. Brams, MD co-founded Cingulate in 2012 and has served as our Executive Vice President and Chief Medical Officer since January 2018 and served as a director of Cingulate from January 2018 through July 2021. Dr. Brams served as a Principal of Bayou City Research, a position he held from April 1999 to January 2021. Prior to that, he served as a consultant medical director and/or admitting Psychiatrist at numerous medical facilities including Taylor Recover Center (April 2019 to present); Lakeview Health Rehabilitation Center (2018-2019); The Parc, Houston Tx (2012-2015); GeroPsych Unit Gulf Coast Hospital (2009-Present). Dr. Brams has been integral to the research teams for all the major pharmaceutical companies participating in the ADHD clinical arena. Dr. Brams completed residency and fellowship at Baylor College of Medicine in adult and child psychiatry, respectively. He is board certified in Adult and Child Psychiatry (1994) and is an acting Senior Board Examiner for the American Board of Psychiatry and Neurology. He received his Doctor of Medicine from The University of Texas Science Center and his Bachelor of Arts in Biology from the University of Texas.

Jeffrey S. Ervin has served on our Board since February 2024. Mr. Ervin is currently CEO of Sanaregen Vision Therapeutics, Inc., a biotech company focused on unmet needs for vision loss, since February 2025.  From June 2024 to January 2025, Mr. Ervin served as Co-Chief Financial Officer of DDC Enterprises, Inc. (NYSE: DDC), a food innovator promoting healthier lifestyle choices.  He co-founded IMAC Holdings, Inc. (NASDAQ: BACK), a provider of medical care, in March 2015, and served as its Chairman of the board and Chief Executive Officer until May 2024. From October 2011 to January 2015, Mr. Ervin joined Medicare.com parent, Medx Publishing, as a senior financial officer tasked with building administrative functions to satisfy rapid growth in the CMS education sector. Prior to that, Mr. Ervin was the Senior Financial Analyst and Vice President of Finance for the Baptist Hospital System of Nashville from June 2005 to October 2011, responsible for sourcing and managing direct investments to satisfy pension obligations. Mr. Ervin earned his Master of Business Administration from Vanderbilt University and his Bachelor of Science in Finance from Miami University. We believe that Mr. Ervin’s extensive experience in the healthcare industry, as well as his experience as an executive of a public company qualifies him to serve on our Board.

Bryan Lawrence has served on our Board since February 2024. Mr. Lawrence has been an entrepreneur and philanthropist since October 2007. Mr. Lawrence has previously held positions at Xcenda, a division of AmerisourceBergen, Johnson & Johnson Health Care Systems, Janssen Pharmaceutica and Sandoz Pharmaceuticals Corporation. Mr. Lawrence also has experience in healthcare consulting and has held roles at Navigant Consulting and Applied Health Outcome. Mr. Lawrence is currently a member of the University of Kansas School of Pharmacy Advisory Council. He did a two-year Pharmacoeconomics Fellowship from Glaxo Inc. and the University of South Carolina. Mr. Lawrence earned a Doctor of Pharmacy from University of Kansas School of Pharmacy and a Master of Business Administration from the Wharton School at the University of Pennsylvania. We believe that Mr. Lawrence’s extensive experience in the life sciences and healthcare industries qualifies him to serve on our Board.

John A. Roberts has served on our Board since February 2024. Mr. Roberts is currently serving as a Partner with the international life science venture catalyst firm Ventac Partners since July 2024 and also a Venture Partner for DigiLife Fund II, a position he has held since September 2023. From April 2018 to February 2023, he served as Chief Executive Officer and President of Vyant Bio, Inc., a biotechnology company formerly listed on Nasdaq. Prior to that, Mr. Roberts had been the interim Chief Executive Officer of Vyant Bio, Inc. since February 2018. Mr. Roberts had previously served as Vyant Bio, Inc.’s Chief Operating Officer since July 2016. From July 2015 to June 2016, Mr. Roberts served as the Chief Financial Officer for VirMedica, Inc., a company that provides an end-to-end platform that enables specialty drug manufacturers and pharmacies to optimize product commercialization and management. Prior to VirMedica, from August 2011 to July 2015, Mr. Roberts was the Chief Financial and Administrative Officer for AdvantEdge Healthcare Solutions, a global healthcare analytics and services organization. Prior to that, Mr. Roberts was the Chief Financial Officer and Treasurer for InfoLogix, Inc., a publicly-traded healthcare-centric mobile software and solutions provider. He has also held CFO roles at leading public medical device and healthcare services firms including Clarient, Inc., a publicly-traded provider of diagnostic laboratory services and Daou Systems, Inc., a publicly-traded healthcare IT software development and services firm. In addition, he has held senior executive roles with MEDecision, Inc., HealthOnline, Inc. and the Center for Health Information. Mr. Roberts currently serves on the board of directors of Vyant Bio, Inc., Caidya, Inc., a global, multi-therapeutic clinical research organization, Navipoint Health, Inc., a biotechnology company, and VeriSkin, Inc., a medical device company. He also is a member of the Fellows of the Drug Information Association, a global neutral forum enabling drug developers and regulators access to education and collaboration. Mr. Roberts earned a Bachelor of Science and a master’s degree in business administration from the University of Maine. We believe that Mr. Robert’s extensive experience in the healthcare industry, as well as his experience as an executive of public companies qualifies him to serve on our Board.

Peter J. Werth has served on our Board since June 2018. Mr. Werth founded ChemWerth Inc., a full-service generic drug development and supply company providing active pharmaceutical ingredients to regulated markets worldwide, in 1982 and served as its President and CEO until June 2024. Mr. Werth continues to serve as Chairman of the Board of ChemWerth Inc. Mr. Werth previously served as Vice President at Ganes Chemicals, a subsidiary of Siegfried Chemicals, from March 1975 through May 1982. From 1965 through 1975, Mr. Werth worked in Research and Development for Upjohn Pharmaceuticals, now Pfizer (NYSE: PFE). In addition to serving on the Board of Cingulate, Mr. Werth has served on the Board of Directors of VM Pharma LLC since December 2010, VM Therapeutics LLC since May 2012, VM Oncology LLC since August 2014, Perseus Science Group LLC since January 2015, Likarda LLC since August 2017, Techtona LLC since September 2017, MedRhythms LLC since June 2018 and Bastion Healthcare LLC since September 2020. He earned his Master of Science in Organic Chemistry from Stanford University and his Bachelor of Science in Chemistry and Math from Fort Hays State University. We believe that Mr. Werth’s extensive experience in the life sciences industry and his knowledge in business and international markets qualifies him to serve on our Board.

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

In accordance with the terms of our amended and restated certificate of incorporation and bylaws, our Board is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

●	The Class I director is Peter J. Werth; his term will expire at the annual meeting of stockholders to be held in 2025.
●	The Class II directors are Jeffrey S. Ervin and John A. Roberts; their terms will expire at the annual meeting of stockholders to be held in 2026.
●	The Class III directors are Shane J. Schaffer and Bryan Lawrence; their terms will expire at the annual meeting of stockholders to be held in 2027.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file reports with the SEC regarding their stock ownership and changes in their ownership of our common stock. Based on our records and representations from our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers were complied with during fiscal year 2024, except for the following: due to administrative error, Jennifer Callahan filed a late Form 4 on March 22, 2024 to report her purchase of common stock and warrants to purchase our common stock on March 15, 2024.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and other transactions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following tables and accompanying disclosure set forth information about the compensation earned by our named executive officers during 2024. Our named executive officers include our principal executive officer, the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers as of December 31, 2024 as set forth below:

●	Shane J. Schaffer, Chief Executive Officer and Chairman of the Board;

●	Laurie A. Myers, Executive Vice President and Chief Operating Officer;

●	Jennifer L. Callahan, Senior Vice President and Chief Financial Officer;

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)(3)	Total ($)
Shane J. Schaffer,	2024	319,281	251,500	199,546	770,327
Chairman and CEO	2023	491,961	-	137,610	629,571

Laurie A. Myers	2024	282,667	84,800	90,715	458,182
EVP and COO	2023	415,167	-	61,160	476,327

Jennifer L. Callahan	2024	253,981	105,000	87,084	446,065
SVP and CFO

(1)	The bonus amounts represent the bonuses earned by our named executive officers in 2024. In January 2025, each named executive officer received one-half of their bonus in cash and one-half as a grant of non-qualified stock options with a grant date fair value equal to the cash bonus.

(2)	The amounts reflect the grant date fair value of the non-qualified stock option awards on March 4, 2024 and February 28, 2023, in accordance with FASB ASC Topic 718. The fair market value of the option awards was determined using the Black-Scholes Model. The assumptions used to estimate the grant date fair value of the stock option awards in March 2024 and February 2023 are set forth below. The named executive officers received two stock option grants on March 4, 2024, one of which was contingent on stockholder approval at the June 2024 annual meeting to increase in the shares of common stock available in the Company’s equity incentive plan. For accounting purposes, the contingent stock option grants used different assumptions to determine the grant date value than the grants that were not contingent on stockholder approval.

117

	2024	2023

Risk-free interest rate	3.98 - 4.32%	3.64%
Expected term (in years)	5.44 - 5.58	6.08
Expected volatility	1.43-1.56	1.13
Expected dividend yield	0%	0%
Grant date fair value	$7.49 - 13.33	$430.00

(3)	In December 2024, Mr. Schaffer, Ms. Myers and Ms. Callahan voluntarily forfeited 1,406, 573 and 220 stock options, respectively. The forfeited stock options had exercise prices that ranged from $331 to $1,440 per share and the number of options and exercise prices reflected the August 2024 reverse stock split in addition to a 1-for-20 reverse stock split that was effective in November 2023.

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

Contingent Bonus Plan

In connection with the reduction in annual base salary for all employees, effective December 16, 2023, and to incentivize employees to remain with the Company, the independent members of the Board approved a contingent bonus plan. Pursuant to this plan, the Company will pay to each employee on the date that is three months after the filing date of the New Drug Application for CTx-1301 with the FDA (the “payment date”) an amount equal to the aggregate dollar amount of base salary through the payment date that was not paid to the employee due to the salary reductions (“unpaid salary”) plus 20% of the unpaid salary amount. The Board reinstated base salaries for employees in September 2024. The unpaid salary amount for Mr. Schaffer, Ms. Myers and Ms. Callahan is $195,960, $150,167 and $88,754, respectively. The unpaid salary amounts may be paid in a combination of cash and equity awards, at the discretion of the Board.

Employment Arrangements with our Named Executive Officers

Shane J. Schaffer

On September 23, 2021, we entered into an employment agreement with Dr. Schaffer. Under the terms of Dr. Schaffer’s employment agreement, he holds the position of Chief Executive Officer. The employment agreement originally provided for a base salary of $475,000 annually, which was increased to $503,500, effective January 1, 2023. In connection with cost containment measures, Dr. Schaffer’s base salary was reduced to $226,350, effective December 16, 2023. In September 2024, Dr. Schaffer’s base salary was reinstated to $503,500 and effective January 1, 2025, Dr. Schaffer’s base salary was increased to $523,120. In addition, Dr. Schaffer is eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Dr. Schaffer’s base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Dr. Schaffer’s individual performance. Pursuant to the terms of his employment agreement, Dr. Schaffer is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

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

Laurie A. Myers

On September 23, 2021, we entered into an employment agreement with Ms. Myers. Under the terms of Ms. Myers’ employment agreement, she holds the positions of Executive Vice President and Chief Operating Officer. The employment agreement originally provided for a base salary of $400,000 annually, which was increased to $424,000, effective January 1, 2023. In connection with cost containment measures, Ms. Myers’ base salary was reduced to $212,000, effective December 16, 2023. In September 2024, Ms. Myers’ base salary was reinstated to $424,000 and effective January 1, 2025, Ms. Myers’ base salary was increased to $436,720. In addition, Ms. Myers is eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Ms. Myers’ base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Ms. Myers’ individual performance, as recommended by the Chief Executive Officer. Pursuant to the terms of her employment agreement, Ms. Myers is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

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

Jennifer L. Callahan

On January 25, 2024, we entered into an employment agreement with Ms. Callahan. Under the terms of Ms. Callahan’s employment agreement, she holds the positions of Senior Vice President and Chief Financial Officer. The employment agreement originally provided for a base salary of $350,000 annually. In connection with cost containment measures, Ms. Callahan’s base salary as Chief Financial Officer was reduced to $210,000, effective December 16, 2023. In September 2024, Ms. Callahan’s base salary was reinstated to $350,000 and effective January 1, 2025, Ms. Callahan’s base salary was increased to $364,000. In addition, Ms. Callahan is eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Ms. Callahan’s base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Ms. Callahan’s individual performance, as recommended by the Chief Executive Officer. Pursuant to the terms of her employment agreement, Ms. Callahan is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

We may terminate Ms. Callahan’s employment at any time without cause upon providing written notice to Ms. Callahan, and Ms. Callahan may terminate her employment at any time for any reason, including for Good Reason (as that term is defined in Ms. Callahan’s employment agreement).

If Ms. Callahan’s employment is terminated by the Company without cause or by Ms. Callahan for Good Reason, Ms. Callahan will be entitled to receive, subject to her signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment in twelve (12) equal monthly payments equal to one (1) times Ms. Callahan’s base salary and annual target bonus, within 60 days following the date of termination. In addition, all stock options and stock appreciation rights held by Ms. Callahan, which would have vested if he had remained employed for an additional four (4) months following the date of termination, shall become vested and exercisable as of the date of termination for the remainder of their full term. If Ms. Callahan’s employment is terminated by the Company without cause or by Ms. Callahan for Good Reason within twelve (12) months of a Change of Control, Ms. Callahan will be entitled to receive, subject to her signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one (1) times Ms. Callahan’s base salary and annual target bonus, within 60 days following the date of termination; provided however, if any payment or benefits would constitute an “parachute payment” as defined in Section 280(G) of the Internal Revenue Code, the payments will be the greater of (i) the largest amount to ensure that no portion of those payments be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code and (ii) the amount of the full payment, less all taxes, including the excise tax imposed by Section 4999 of the Internal Revenue Code. In addition, all stock options and stock appreciation rights held by Ms. Callahan shall become vested and exercisable as of the date of termination for the remainder of their full term.

Outstanding Equity Awards at 2024 Fiscal Year-End

Name	Grant date		Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable (1)	Option exercise price ($) (1)	Option expiration date

Shane J. Schaffer	3-4-2024	(2)	12,603	10,314	14.16	3-4-2034

Laurie A. Myers	3-4-2024	(2)	5,729	4,689	14.16	3-4-2034

Jennifer L. Callahan	3-4-2024	(2)	5,499	4,502	14.16	3-4-2034

(1)	Number of shares of our common stock underlying stock options and option exercise price reflects the 1-for-12 reverse stock split of our issued and outstanding common stock, which became effective on August 9, 2024. In December 2024, Mr. Schaffer, Ms. Myers and Ms. Callahan voluntarily forfeited 1,406, 573 and 220 stock options, respectively. The forfeited stock options had exercise prices that ranged from $331 to $1,440 per share and the number of options and exercise prices reflected the August 2024 reverse stock split in addition to a 1-for-20 reverse stock split that was effective in November 2023.

(2)	The option vests as follows: 50% on the six-month anniversary of the date of grant and the remaining shares in substantially equal monthly installments over the 30-month period following the initial vesting date.

Stock Option Grant Practices

The Compensation Committee approves and grants annual equity awards at approximately the same time every year. Annual stock option grants for employees are generally made in mid to late February and annual stock option grants for non-employee directors are generally made on the date of the annual meeting of stockholders. Outside of the annual grant cycle, the employment agreement of an executive officer provides for stock option grants on the last business day of each calendar quarter in lieu of base salary and the Compensation Committee has provided Mr. Schaffer with authority to make stock option grants within certain limits to non-Section 16 officers on the last business day of a calendar quarter.

All stock options are granted pursuant to a stockholder-approved plan at an exercise price at or above the closing market price of our common stock on the date of grant. Stock options are not granted in anticipation of the release of material non-public information, and the release of material non-public information is not timed on the basis of stock option grant dates.

During fiscal year 2024, we did not grant stock options to any named executive officer during any period beginning four business days before and ending one business day after the filing of any periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Form 8-K that disclosed any material non-public information.

Director Compensation

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the non-employee members of our Board for their service as a director during 2024 other than for reimbursement of reasonable expenses incurred in attending meetings of our Board and committees of our Board.

2024 Director Compensation Table

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
Jeff Ervin	49,164	23,710	72,874
Bryan Lawrence	50,050	23,867	73,917
John Roberts	52,264	24,255	76,519
Peter Werth	35,000	12,775	47,775

(1)	Amounts reflect Board fees earned by each director during 2024, which were prorated during the first quarter for Messrs. Ervin, Lawrence and Roberts based on their appointment to the Board on February 12, 2024.

(2)	The amounts reflect the aggregate grant date fair value of the non-qualified stock options awarded on March 4, 2024 and June 12, 2024 to the non-employee directors as of those dates in accordance with FASB ASC Topic 718. The fair market value of the option awards was determined using the Black-Scholes Model. The assumptions used to estimate the grant date fair value of the stock option awards in March are set forth in footnote 2 to the Summary Compensation Table above and the assumptions used in June 2024 were as follows:

June 2024
Risk-free interest rate:	4.32%
Expected term (in years):	5.50
Expected volatility:	1.44
Expected dividend yield	0%
Grant date fair value:	$7.72

As of December 31, 2024: Mr. Ervin held 2,825 stock options; Mr. Lawrence held 2,846 stock options; Mr. Roberts held 2,898 stock options; and Mr. Werth held 1,703 stock options.

2024 Director Compensation Program

Our Compensation Committee and Board approved a director compensation program for our non-employee directors in June 2024. This program provides for the following annual cash compensation:

●	Director Retainer - $35,000
●	Lead Independent Director Retainer - $55,000
●	Committee Chair Retainer:

○	Audit - $15,000
○	Compensation - $10,000
○	Nominating and Corporate Governance - $8,000

●	Committee Member Retainer:

○	Audit - $7,500
○	Compensation - $5,000
○	Nominating and Corporate Governance - $4,000

All cash fees will be paid quarterly in arrears and shall be pro-rated based on the number of whole or partial months served during a calendar year. Although directors are not paid meeting fees, the lead independent director, if any, and the Chairman of the Compensation Committee may determine to pay meeting fees for one or more meetings to the extent the number of Board or committee meetings exceeds the typical number of meetings during the year. We will also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of director and committee meetings. Non-employee directors will receive an annual stock option award of 10,000 options, which will vest in a single installment on the first anniversary of the date of grant. Each new non-employee director will receive a stock option award of 15,000 options.

Dr. Schaffer, our Chief Executive Officer, serves as Chairman of our Board but does not receive additional compensation for his service as a director. See the Summary Compensation Table for a description of Dr. Schaffer’s 2024 compensation.

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

The following table provides information as of December 31, 2024 with respect to shares of our common stock that may be issued pursuant to our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders (1)	89,406	$14.81	36,174
Equity compensation plans not approved by security holders	—	$—	—
Total	89,406	$14.81	36,174

(1)	The amounts shown in this row include securities under the Equity Plan.

(2)	In accordance with the “evergreen” provision in our Equity Plan, an additional 216,250 shares of our common stock were automatically made available for issuance on the first day of 2025, which represents 5% of the number of fully-diluted shares outstanding on December 31, 2024 (rounded to the nearest 1,000 share increment). These shares are excluded from the shares disclosed in the table.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 21, 2025 (unless otherwise noted) by:

●	each person or group known to us who beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of our Named Executive Officers; and

●	all of our directors and current executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options or warrants held by such person that are currently exercisable or will become exercisable within 60 days of March 21, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent of Class (2)

Named Executive Officers and Directors
Shane J. Schaffer, Pharm.D.	45,985	(3)	1.21%
Laurie A. Myers	15,916	(4)	*
Jennifer L. Callahan	18,155	(5)	*
Jeff S. Ervin	1,991	(6)	*
Bryan Lawrence	2,012	(7)	*
John. A. Roberts	2,064	(8)	*
Peter J. Werth	98,980	(9)	2.63%
All Directors and Executive Officers as a group (9 persons)	208,036	(10)	5.38%

*	Denotes less than 1%.

(1)	Unless noted otherwise, the address of all listed stockholder is 1901 W. 47th Place, Kansas City, KS 66205. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

(2)	We have determined beneficial ownership in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, which is generally determined by voting power and/or dispositive power with respect to securities. Percentage ownership is based on 3,768,400 shares of common stock issued and outstanding as of March 21, 2025, plus any shares issuable upon exercise of options or warrants that are exercisable with 60 days of March 21, 2025 held by such person.

(3)	Includes (i) 295 shares of our common stock issuable upon exercise of warrants that are currently exercisable, (ii) 42,151 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 21, 2025, and (iii) 3,366 shares of common stock held by Fountainhead Shrugged, LLC. Dr. Schaffer is the manager of Fountainhead Shrugged, LLC and has voting and investment power over the securities held by Fountainhead Shrugged, LLC. Does not include 78,893 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 21, 2025.

(4)	Includes 15,916 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 21, 2025. Does not include 21,451 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 21, 2025.

(5)	Includes (i) 88 shares of our common stock issuable upon exercise of warrants that are currently exercisable and (ii) 17,872 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 21, 2025. Does not include 24,808 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 21, 2025.

(6)	Includes 1,991 shares of our common stock issuable upon exercise of warrants that are currently exercisable. Does not include 834 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 21, 2025.

(7)	Includes 2,012 shares of our common stock issuable upon exercise of warrants that are currently exercisable. Does not include 834 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 21, 2025.

(8)	Includes 2,064 shares of our common stock issuable upon exercise of warrants that are currently exercisable. Does not include 834 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 21, 2025.

(9)	Includes (i) 35 shares of our common stock issuable upon exercise of warrants that are currently exercisable, (ii) 859 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 21, 2025, and (iii) 97,994 shares of common stock held by Werth Family Investment Associates LLC. Mr. Werth is the manager of Werth Family Investment Associates LLC and has voting and investment power over the securities held by Werth Family Investment Associates LLC. Does not include 844 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 21, 2025.

(10)	Includes 101,141 shares of our common stock issuable upon exercise of warrants that are currently exercisable. Does not include 168,648 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 21, 2025.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2023 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements.

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

Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Kansas City, MO, Auditor Firm ID: 185. The following table summarizes the fees billed by KPMG for audit and other services provided to the Company for the fiscal years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees (1)	$440,000	$672,000
Audit-Related Fees	—	—
Tax Fees (2)	35,000	38,445
All Other Fees	—	—
Total	$475,000	$710,445

(1)	Audit fees consist of fees for our quarterly reviews and audits of our financial statements, and fees relating to registration statement reviews, consents and comfort letters.

(2)	Tax fees consist of fees for tax compliance services, including preparation and review of tax returns and general tax consulting services.

Pre-Approval Policy

The Audit Committee or its Chairman pre-approves audit and non-audit services to be rendered to the Company and establishes a dollar limit on the amount of fees the Company will pay for each category of services. Generally, management will submit to the Audit Committee a list of services that it recommends the Audit Committee engage the independent registered public accounting firm to provide for the fiscal year. The Audit Committee is informed from time to time of the non-audit services provided pursuant to the pre-approval process. During the year, the Audit Committee periodically reviews the types of services and dollar amounts approved and adjusts such amounts, as it deems appropriate. Unless a service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee or its Chairman. Any service pre-approved by the Chairman will be presented to the Audit Committee at its next regularly scheduled meeting. The Audit Committee also periodically reviews all non-audit services to ensure such services do not impair the independence of the Company’s independent registered public accounting firm. All services rendered by KPMG LLP in our fiscal years ended December 31, 2024 and 2023 were pre-approved by our Audit Committee.

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

(b) Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated August 30, 2021, among Cingulate, Inc., Cingulate Therapeutics LLC, and Cingulate Pharma LLC	S-1	2.1	9/9/2021
3.1	Amended and Restated Certificate of Incorporation of Cingulate Inc., as amended to date	10-Q	3.1	8/13/2024
3.2	Amended and Restated Bylaws of Cingulate Inc.	10-K	3.2	3/28/2022
4.1	Specimen Certificate representing shares of common stock of Cingulate Inc.	S-1	4.1	9/9/2021
4.2	Form of Underwriter Common Stock Purchase Warrant	S-1	4.2	11/10/2021
4.3	Form of Common Stock Purchase Warrant	S-1	4.3	12/9/2021
4.4	Form of Warrant Agent Agreement	S-1	4.4	12/9/2021
4.5*	Description of Cingulate Inc. Securities
4.6	Form of September 2023 Series A Warrant	S-1/A	4.6	8/29/2023
4.7	Form of September 2023 Series B Warrant	S-1/A	4.7	8/29/2023
4.8	Form of September 2023 Placement Agent Warrant	S-1/A	4.8	8/29/2023
4.9	Form of September 2023 WFIA Pre-Funded Warrant	8-K	4.1	9/11/2023
4.10	Form of January 2024 WFIA Pre-Funded Warrant	8-K	4.1	1/29/2024
4.11	Form of February 2024 Series A Warrant	8-K	4.2	2/7/2024
4.12	Form of February 2024 Series B Warrant	8-K	4.3	2/7/2024
4.13	Form of February 2024 Placement Agent Warrant	8-K	4.4	2/7/2024
4.14	Form of March 2024 WFIA Pre-Funded Warrant	10-K	4.16	4/1/2024
4.15	Form of July 2024 Series C/D Warrant	8-K	4.1	7/1/2024
4.16	Form of July 2024 Placement Agenet Warrant	8-K	4.1	7/1/2024
4.17	Promissory Note issued to Streeterville Capital, LLC, dated December 20, 2024	8-K	4.1	12/23/2024
10.1#	Patent and Know-How License Agreement, dated August 8, 2018, between BDD Pharma Limited, Cingulate Therapeutics LLC and Drug Delivery International Limited	S-1	10.2	9/9/2021
10.2#	Master Services Agreement between Cingulate Therapeutics LLC and Societal CDMO, Inc., dated October 24, 2022	8-K	10.1	10/25/2022
10.3*	Amendment No. 1 to Master Services Agreement, effective February 12, 2025, between Cingulate Therapeutics LLC and Societal CDMO, Inc. (DBA Bend Bioscience)
10.4+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Shane J. Schaffer	S-1	10.4	9/27/2021
10.5+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Matthew N. Brams	S-1	10.5	9/27/2021
10.6+	Amendment to Employment Agreement, effective January 1, 2025, between Cingulate Therapeutics LLC and Matthew N. Brams	8-K	10.1	1/24/2025
10.7+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Laurie A. Myers	S-1	10.6	9/27/2021

10.8+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Raul R. Silva	S-1	10.9	9/27/2021
10.9+	Amendment to Employment Agreement, effective January 1, 2023, between Cingulate Therapeutics LLC and Raul R. Silva	10-K	10.10	3/10/2023
10.10+	Amendment to Employment Agreement, effective December 29, 2023, between Cingulate Therapeutics, LLC and Raul A. Silva	S-1	10.27	1/12/2024
10.11+	Employment Agreement, dated January 25, 2024, between Cingulate Therapeutics LLC, and Jennifer L. Callahan	8-K	10.2	1/29/2024
10.12+	Form of Indemnification Agreement	S-1	10.10	9/9/2021
10.13+	Cingulate Inc. 2021 Omnibus Equity Incentive Plan	S-1	10.1	9/27/2021
10.14+	Amendment No. 1 to the Cingulate Inc. 2021 Omnibus Equity Incentive Plan	10-Q	10.1	8/13/2024
10.15+	Form of Nonqualified Stock Option Award under 2021 Plan	10-Q	10.1	5/12/2022
10.16+	Form of Incentive Stock Option Award under 2021 Plan	10-Q	10.2	5/12/2022
10.17+	Form of Restricted Stock Unit Award under 2021 Plan	S-1	10.20	9/27/2021
10.18+	Form of Restricted Stock Award under 2021 Plan	S-1	10.21	9/27/2021
10.19	At The Market Offering Agreement, dated January 3, 2023, by and between Cingulate Inc. and H.C. Wainwright & Co., LLC	S-3	1.2	1/3/2023
10.20	Amendment to ATM Agreement, dated May 2, 2023, by and between Cingulate Inc. and H.C. Wainwright & Co., LLC	10-Q	10.5	5/10/2023
10.21	Joint Commercialization Agreement, dated March 7, 2023, by and between Cingulate Therapeutics, LLC and Indegene, Inc.	10-K	10.19	3/10/2023
10.22	Purchase Agreement, dated April 24, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	10.1	4/25/2023
10.23	Registration Rights Agreement, dated April 24, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	10.2	4/25/2023
10.24	Amended and Restated Promissory Note, dated May 9, 2023, between Cingulate Therapeutics, LLC and Werth Family Investment Associates LLC	8-K	10.1	5/10/2023
10.25	Securities Purchase Agreement, dated August 11, 2023, by and between the Company and Werth Family Investment Associates LLC	8-K	10.1	8/14/2023
10.26	Form of September 2023 Securities Purchase Agreement	S-1/A	10.1	8/29/2023
10.27	Note Conversion Agreement, dated September 8, 2023, by and between the Company, Cingulate Therapeutics, LLC and Werth Family Investment Associates LLC	8-K	10.1	9/11/2023
10.28	Note Conversion Agreement, dated January 25, 2024, by and between the Company, Cingulate Therapeutics, LLC and Werth Family Investment Associates LLC	8-K	10.1	1/29/2024
10.29	Form of February 2024 Securities Purchase Agreement	8-K	10.1	2/7/2024
10.30	Form of Inducement Letter, dated June 28, 2024	8-K	10.1	7/1/2024
10.31	Securities Purchase Agreement between Cingulate Inc. and Streeterville Capital, LLC, dated December 20, 2024	8-K	10.1	12/23/2024
10.32	Guaranty by Cingulate Therapeutics LLC and Cingulate Works, Inc., dated December 20, 2024	8-K	10.2	12/23/2024
19*	Cingulate Inc. Statement of Company Policy on Insider Trading and Policy Regarding Special Trading Procedures
21.1	List of Subsidiaries of Cingulate Inc.	10-K	21.1	4/1/2024

23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Cingulate Inc. Compensation Recovery Policy	10-K	97.1	4/1/2024
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

CINGULATE INC.

Date: March 27, 2025	By:	/s/ Shane J. Schaffer
Shane J. Schaffer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2025	By:	/s/ Jennifer L. Callahan
Jennifer L. Callahan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane J. Schaffer	Chairman and Chief Executive Officer	March 27, 2025
Shane J. Schaffer	(Principal Executive Officer)

/s/ Jennifer L. Callahan	Chief Financial Officer	March 27, 2025
Jennifer L. Callahan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey S. Ervin	Director	March 27, 2025
Jeffrey S. Ervin

/s/ Bryan Lawrence	Director	March 27, 2025
Bryan Lawrence

/s/ John A. Roberts	Director	March 27, 2025
John A. Roberts

/s/ Peter J. Werth	Director	March 27, 2025
Peter J. Werth

KPMG LLP
Suite 900
10 South Broadway
St. Louis, MO 63102-1761

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Cingulate Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cingulate Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

St. Louis, Missouri
March 27, 2025

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee.

Cingulate Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$12,211,321	$52,416
Miscellaneous receivables	26,325	14,622
Prepaid expenses and other current assets	423,157	511,556
Total current assets	12,660,803	578,594

Property and equipment, net	2,104,675	2,545,965
Operating lease right-of-use assets	99,011	366,877

Total assets	14,864,489	3,491,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,270,280	5,199,105
Accrued expenses	1,039,625	1,651,519
Notes payable, current	2,527,108	3,000,000
Finance lease liability, current	4,430	17,057
Operating lease liability, current	130,662	358,085
Total current liabilities	4,972,105	10,225,766

Long-term liabilities:
Note payable	2,436,879	-
Finance lease liability, net of current	-	4,436
Operating lease liability, net of current	-	130,663
Total long-term liabilities	2,436,879	135,099
Total liabilities	7,408,984	10,360,865

Stockholders’ Equity
Common Stock, $0.0001 par value; 240,000,000 shares authorized and 3,402,306 and 97,293 shares issued and outstanding as of December 31, 2024 and 2023	340	10
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2024 and 2023	-	-
Additional Paid-in-Capital	115,944,345	86,074,004
Accumulated deficit	(108,489,180)	(92,943,443)
Total stockholders’ equity	7,455,505	(6,869,429)

Total liabilities and stockholders’ equity	$14,864,489	$3,491,436

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2024 and 2023

	2024	2023
Operating expenses:
Research and development	$9,445,265	$15,493,304
General and administrative	6,199,708	7,265,885
Operating loss	(15,644,973)	(22,759,189)

Interest and other income (expense), net	99,236	(775,758)
Loss before income taxes	(15,545,737)	(23,534,947)
Income tax benefit (expense)	-	-

Net loss and comprehensive loss	$(15,545,737)	$(23,534,947)
Net loss per share of common stock, basic and diluted	$(10.20)	$(311.99)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	1,524,797	75,435

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2024 and 2023

					Accumulated
	Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Paid-in-Capital	Deficit	Income	Equity
Balance January 1, 2023	47,123	5	$73,290,513	$(69,408,496)	$-	$3,882,022
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	10,526	1	$1,840,736	-	-	1,840,737
Issuance of common stock in connection with private placement with WFIA	7,596	1	$999,999	-	-	1,000,000
Issuance of common stock and pre-funded warrants sold for cash in public offering, net of fees	31,952	3	3,310,548	-	-	3,310,551
Issuance of pre-funded warrants in connection with the conversion of related party note payable	-	-	3,949,765	-	-	3,949,765
Capital contribution in connection with conversion of related party note payable	-	-	1,862,735	-	-	1,862,735
Issuance of restricted common stock	96	-	7,038	-	-	7,038
Stock-based compensation expense	-	-	812,670	-	-	812,670
Net loss	-	-	-	(23,534,947)	-	(23,534,947)
Balance December 31, 2023	97,293	10	$86,074,004	$(92,943,443)	$-	$(6,869,429)
Share adjustment due to fractional rounding of August 2024 reverse split	130,602	13	(13)	-	-	-
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	2,455,456	245	17,240,466	-	-	17,240,711
Warrant inducement	265,625	27	1,561,400	-	-	1,561,427
Issuance of common stock in public offering, net of fees	296,000	30	6,432,862	-	-	6,432,892
Issuance of pre-funded warrants in connection with the conversion of related party note payable	-	-	2,734,739	-	-	2,734,739
Capital contribution in connection with conversion of related party note payable	-	-	586,511	-	-	586,511
Issuance of common stock upon exercise of pre-funded warrants	102,832	10	(10)	-	-	-
Issuance of restricted common stock	54,498	5	318,916	-	-	318,921
Stock-based compensation expense	-	-	995,470	-	-	995,470
Net loss	-	-	-	(15,545,737)	-	(15,545,737)
Balance December 31, 2024	3,402,306	$340	$115,944,345	$(108,489,180)	$-	$7,455,505

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2023

	2024	2023
Operating activities:
Net loss	$(15,545,737)	$(23,534,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	653,090	582,918
Stock-based compensation	995,484	812,670
Changes in operating assets and liabilities:
Miscellaneous receivables	(11,703)	219,810
Prepaid expenses and other current assets	88,399	1,767,388
Operating lease right-of-use assets	267,886	263,741
Trade accounts payable and accrued expenses	(4,540,719)	5,193,632
Current portion of operating lease liability	(227,424)	18,330
Long-term portion of operating lease liability	(130,663)	(358,085)
Net cash used in operating activities	(18,451,387)	(15,034,543)

Investing activities:
Purchase of property and equipment	(211,800)	(224,096)
Net cash used in investing activities	(211,800)	(224,096)

Financing Activities:
Proceeds from the issuance of common stock and pre-funded common stock purchase warrants, net of fees	25,875,168	6,970,826
Proceeds from notes payable	4,963,987	3,000,000
Principal payments on finance lease obligations	(17,063)	(16,047)
Net cash provided by financing activities	30,822,092	9,954,779

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	12,158,905	(5,303,860)
Cash and cash equivalents at beginning of year	52,416	5,356,276
Cash and cash equivalents at end of year	$12,211,321	$52,416

Property and equipment accrued but not paid at end of year	$31,160	$186,960
Cash payments:
Interest paid	$6,288	$19,421

See notes to consolidated financial statements.

CINGULATE INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As a pre-revenue entity, the Company is dependent on the ability to raise capital to support operations until such time as the product candidates under development are U.S. Food and Drug Administration (FDA) approved, manufactured, commercially available to the marketplace and produce revenues. On December 31, 2024, the Company had cash and cash equivalents of approximately $12.2 million, and an accumulated deficit of approximately $108.5 million. However, the Company will need additional funding for operations and development. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources, including potential collaborations with other companies or other strategic transactions. Successful implementation of these plans involves both the Company’s efforts and factors that are outside its control, such as market factors and FDA approval of product candidates. The Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

(d) Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement may affect the Company’s financial reporting, the Company undertakes an analysis to determine any required changes to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the consolidated statements of operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2028 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its annual periods beginning January 1, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s chief operating decision–making group (CODM). The new standard is effective for the Company for its annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024, and the impacts of the adoption are reflected in the segment disclosure section of the Summary of Significant Accounting Policies.

(e) Cash and Cash Equivalents

Bank demand deposit accounts and short-term liquid investments with an initial maturity of three months or less are considered cash and cash equivalents. Cash and cash equivalents as of December 31, 2024 and 2023 consisted of bank deposits and short-term money market funds. Cash and cash equivalents are carried at cost which is indicative of fair value.

(f) Property and Equipment, net

Property and equipment, net are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Property and equipment are depreciated using the straight-line method over the estimated remaining useful lives or, for leasehold improvements or leased assets under a financing lease, the life of the lease if shorter.

(g) Leases

The Company is a lessee in a noncancellable operating lease, relating to office space at the Kansas City headquarters office and a finance lease, for certain furniture and equipment. The Company also leased office space in New Jersey under an operating lease which expired on December 31, 2023.

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

(h) Impairment of Long-lived Assets

The Company assesses the carrying value of its long-lived assets, including property and equipment, as well as lease ROU assets, when events or circumstances indicate that the carrying value of such assets may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset groups. No impairment was recognized during the years ended December 31, 2024 or 2023.

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

(j) Stock-Based Compensation

The Company measures employee and director stock-based compensation expense for all stock-based awards based on their grant date fair value using the Black-Scholes option-pricing model. For stock-based awards with service conditions, stock-based compensation expense is recognized over the requisite service period using the straight-line method. Forfeitures are recognized as they occur. See additional information in Note 12.

(k) Segments

Operating segments are defined as components of an enterprise for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company manages its business activities on a consolidated basis and operates as a single operating segment dedicated to the research and development and manufacturing of its product candidates. The Company’s CODM is its Chief Executive Officer. The CODM uses net loss, as reported in the Company’s Consolidated Statements of Comprehensive Loss, in evaluating performance of its segment and determining how to allocate resources of the Company as a whole, including investing in its research and development activities.

The measure used by the CODM for segment assets is reported in the Consolidated Balance Sheets as total consolidated assets.

The following table presents the operating results of the Company’s segment:

Operating expenses:	2024	2023
Research and development
Clinical operations	$4,711,745	$8,344,759
Drug manufacturing and formulation	2,695,896	4,351,542
Personnel	1,761,558	2,438,108
Regulatory	276,066	358,895
Total research and development	9,445,265	15,493,304
General and administrative
Personnel	1,862,356	2,643,726
Legal and professional fees	2,396,063	1,942,624
Occupancy	345,535	495,732
Insurance	983,758	1,543,060
Other	611,996	640,743
Total general and administrative	6,199,708	7,265,885
Operating loss	(15,644,973)	(22,759,189)
Interest and other income (expense), net	99,236	(775,758)
Loss before income taxes	(15,545,737)	(23,534,947)
Income tax benefit (expense)	-	-

Net loss and comprehensive loss	$(15,545,737)	$(23,534,947)

(l) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. As of December 31, 2024, Cingulate Therapeutics LLC (CTx) is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items, therefore a full valuation allowance is recorded.

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

(m) Common Stock Purchase Warrants

The Company issued warrants in connection with its IPO in December 2021, common stock offerings in September 2023 and February 2024, and a warrant inducement in June 2024. These equity instruments were valued at fair value when they were issued. See additional information in Note 11.

(n) Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration to potential dilutive securities. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the number of potential dilutive instruments outstanding during the period using the simplified method. Diluted net loss per share is the same as basic net loss per share since the effect of all outstanding potentially dilutive securities is anti-dilutive.

(3) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2024 and 2023:

	2024	2023
Research and development	$334,692	$183,452
Other	54,865	20,698
Active pharmaceutical ingredients	29,025	97,324
Dues and subscriptions	4,575	-
Deferred capital raise costs	-	178,780
Insurance	-	31,302
	$423,157	$511,556

(4) Property and Equipment, net

Property and equipment, net consisted of the following at December 31, 2024 and 2023:

	Estimated
	Useful Life
	(in years)	2024	2023
Equipment	2-7	$4,358,261	$4,321,816
Furniture and fixtures	7	145,754	145,754
Computer equipment	5	46,994	41,898
Leasehold improvements	5	474,462	471,505
Construction-in-process- equipment	-	375,278	207,976
Less: accumulated depreciation		(3,296,074)	(2,642,984)

Depreciation expense was $653,090 and $582,918 for the years ended December 31, 2024 and 2023, respectively.

(5) Accrued Expenses

Accrued expenses consisted of the following at December 31, 2024 and 2023:

	2024	2023
Employee compensation	$355,475	$593,022
Research and development	341,956	155,220
State franchise taxes	200,000	120,570
Other	56,476	66,897
Insurance	34,469	56,088
CIP- Equipment	31,160	155,800
Interest	15,089	290,000
Professional fees	5,000	213,922
	$1,039,625	$1,651,519

(6) Contingencies

The Company may, from time to time, be subject to legal proceedings and claims arising in the ordinary course of business and otherwise. A substantial legal liability against us could have an adverse effect on our business, financial condition and results of operations.

The Company records legal costs associated with loss contingencies as incurred and establishes reserves when those matters present material loss contingencies that management determines to be both probable and reasonably estimable in accordance with ASC Topic 450, Contingencies. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range. These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately if recovery is considered probable. Management’s judgment is required related to loss contingencies because the outcomes are difficult to predict, and the ultimate resolution may differ from our current analysis. The Company revises accruals in light of new information. While it is not possible to predict the outcome of loss contingencies with certainty, management is of the opinion that adequate provision for potential losses associated with any such matters has been made in the financial statements.

In December 2023, the Company implemented salary reductions for all employees and the Board approved a contingent bonus plan in which the Company will pay to each employee three months after the filing date of the New Drug Application for CTx-1301, an amount equal to the base salary that was not paid to the employee plus 20%. Base salaries were reinstated in September 2024. While this contingent bonus has not yet been deemed probable per the requirements of ASC Topic 450, Contingencies, thus not recorded in the financial statements, it is reasonably possible that it will become due. The unpaid salary amounts plus 20%, estimated to be $722,824, may be paid in a combination of cash and equity awards, at the discretion of the Board.

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

On September 8, 2023, the Company and CTx entered into a note conversion agreement with WFIA, pursuant to which WFIA agreed to convert the original principal amount of $5.0 million under the note plus all accrued interest on the original principal, or $5,812,500, by issuing pre-funded warrants to purchase 28,493 shares of the Company’s common stock at a conversion price per pre-funded warrant of $204.00. The closing price of the Company’s common stock on Nasdaq on September 8, 2023, was $13.56 per share. The pre-funded warrants had no expiration date and were exercisable immediately at an exercise price of $0.024 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), no more than 19.99% of the outstanding shares of common stock of the Company.

On January 25, 2024, the Company and CTx entered into another note conversion agreement with WFIA, pursuant to which WFIA agreed to convert the remaining principal amount of the note payable of $3.0 million plus all accrued interest, or $3,287,500, by issuing pre-funded warrants to purchase 57,254 shares of the Company’s common stock at a conversion price per pre-funded warrant of $57.42. The closing price of the Company’s common stock on Nasdaq on January 24, 2024, was $52.20 per share. The pre-funded warrants had no expiration date and were exercisable immediately at an exercise price of $0.0012 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 19.99% of the outstanding shares of common stock of the Company.

WFIA exercised all of its pre-funded warrants in April 2024, as described in Note 10.

The Company considered ASC 470-60, Troubled Debt Restructurings by Debtors, in accounting for the debt conversions. Due to the related party nature of the transactions, the difference between the fair value of the pre-funded warrants issued and the carrying value of the debt settled in the transactions were recognized as capital contributions in the Statement of Stockholders’ Equity.

(8) Unsecured Promissory Note

On December 20, 2024, the Company entered into a note purchase agreement with Streeterville Capital, LLC, a Utah limited liability company (Lender), pursuant to which the Company issued and sold to Lender an unsecured promissory note (Promissory Note) in the amount of $5,480,000. The Promissory Note included an original issue discount of $450,000 and Lender expenses payable by the Company of $30,000. In exchange for the Promissory Note, the Lender paid a purchase price of $5,000,000 in cash. The Promissory Note bears interest at a rate of 9% per annum and matures 18 months after its issuance date.

From time to time, beginning on July 2, 2025, Lender may redeem a portion of the Promissory Note, not to exceed an amount of $550,000 per month. In the event the Promissory Note is outstanding on the 90-day anniversary of the effective date of the Promissory Note, the Company will be charged and record a monitoring fee equal to the outstanding principal balance on such date divided by 0.85 less the outstanding balance on such date. The monitoring fee and interest accrued on the monitoring fee will be forgiven, on a pro rata basis, each time the Company makes a cash payment on the Promissory Note. Subject to the terms and conditions set forth in the Promissory Note, the Company may prepay all or any portion of the outstanding balance of the Promissory Note at any time.

The Promissory Note provides for customary events of default (each, an Event of Default), including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified cure period, a cross-default to certain other indebtedness and material agreements of the Company, and the occurrence of a bankruptcy, insolvency or similar event affecting the Company. Upon the occurrence of an Event of Default that is deemed a “Major Trigger Event” as defined in the Promissory Note, Lender may increase the outstanding balance of the Promissory Note by 15%, and upon the occurrence of an Event of Default that is deemed a “Minor Trigger Event” as defined in the Promissory Note, Lender may increase the outstanding balance of the Promissory Note by 5%. Lender can exercise its right to increase the outstanding balance upon a Major or Minor Trigger Event three times each. Upon the occurrence of an Event of Default, Lender may declare all amounts owed under the Promissory Note immediately due and payable. In addition, upon the occurrence of an Event of Default, upon the election of Lender, interest shall begin accruing on the outstanding balance of the Promissory Note from the date of the Event of Default equal to the lesser of 22% per annum and the maximum rate allowable under law.

In connection with the Promissory Note, the Company incurred $46,277 of debt issuance costs. The debt issuance costs, the debt discount of $450,000 and the expenses payable by the Company of $30,000 have been recorded as a reduction in the carrying amount of the Promissory Note and are being amortized over the term of the Promissory Note using the effective interest rate method. As of December 31, 2024, the collective amount of unamortized debt discount and debt issuance costs were $516,012, respectively.

As of December 31, 2024, the outstanding principal balance of the Promissory Note plus accrued interest was $5,495,089.

The following table provides a breakdown of interest expense (income) for the periods presented:

	2024	2023
Interest expense - WFIA	$31,250	$810,162
Interest expense - Streeterville Capital	25,354	—
Interest expense - other	6,259	19,421
Interest income	(162,099)	(53,825)
	$(99,236)	$775,758

(9) Stockholders’ Equity

The Company has authorized 240,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock at December 31, 2024 and 2023 of which 3,402,306 and 97,293 shares of common stock were issued and outstanding, respectively. The Company has not issued any shares of preferred stock.

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

(10) Securities Issuances

Private Placement

On August 11, 2023, the Company entered into a securities purchase agreement with WFIA and issued, in a private placement priced at the market under Nasdaq rules, 7,597 shares of its common stock at a purchase price per share of $131.64, resulting in gross proceeds to the Company of approximately $1.0 million. Peter Werth, a member of the Company’s Board of Directors, is the manager of WFIA.

Public Offerings

On September 11, 2023, the Company entered into a securities purchase agreement with an institutional investor (September 2023 Offering) pursuant to which the Company issued 7,167 shares of its common stock at a combined price of $138.62 per share and accompanying Series A and Series B warrants, and pre-funded warrants to purchase up to an aggregate of 21,688 shares of its common stock at a combined purchase price of $138.62 per pre-funded warrant and accompanying Series A and Series B warrants, which represents the public offering price for the common stock less the $0.024 per share exercise price per share for each pre-funded warrant. The September 2023 Offering closed on September 13, 2023. The pre-funded warrants were exercisable at any time after the date of issuance and had no expiration date. The holders of pre-funded warrants could not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The September 2023 Offering resulted in gross proceeds to the Company of $3,999,480 before deducting $688,929 of placement agent fees and other offering expenses. See Note 11 for a description of Series A and Series B warrants issued in the September 2023 Offering.

On February 2, 2024, the Company completed a public offering (February 2024 Offering) pursuant to which the Company issued 114,583 shares of its common stock and accompanying Series A and Series B warrants at a combined price of $24.00 per share, and pre-funded warrants to purchase up to an aggregate of 197,917 shares of its common stock and accompanying Series A and Series B warrants at a combined purchase price of $23.988 per pre-funded warrant, which represents the public offering price for the common stock less the $0.0012 per share exercise price per share for each pre-funded warrant. The pre-funded warrants were exercisable at any time after the date of issuance and had no expiration date. The holders of pre-funded warrants could not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. Each share of common stock and each pre-funded warrant were sold along with one Series A and 0.5 Series B warrants. The February 2024 Offering resulted in gross proceeds to the Company of $7.5 million before deducting $750,950 of placement agent fees and other offering expenses. As of December 31, 2024, all of the pre-funded warrants issued in the February 2024 Offering had been exercised.

Conversion of Related Party Note

On September 8, 2023, the Company issued to WFIA pre-funded warrants to purchase 28,493 shares of the Company’s common stock as part of a note conversion agreement, as described in Note 7.

On January 25, 2024, the Company issued to WFIA pre-funded warrants to purchase 57,254 shares of the Company’s common stock as part of a note conversion agreement, as described in Note 7. In March 2024, the Company issued to WFIA additional pre-funded warrants to purchase 588 shares of the Company’s common stock as a result of an error in the interest calculation, on the same form and at the same conversion price as the pre-funded warrants issued in January 2024.

In April 2024, WFIA exercised all of its pre-funded warrants, as described in Note 7.

Warrant Inducement

On June 28, 2024, the Company entered into an inducement offer letter agreement (June 2024 Warrant Inducement), in which certain holders (Holders) of certain of its existing warrants to purchase 265,625 shares of the Company’s common stock issued to the Holders in connection with the February 2024 Offering (February 2024 Warrants) agreed to exercise for cash their February 2024 Warrants at a reduced exercise price of $7.02 per share. In consideration for the exercise of the February 2024 Warrants, the Holders received, in addition to the reduced exercise price, new Series C common stock purchase warrants to purchase an aggregate of 354,167 shares of the Company’s common stock and new Series D common stock purchase warrants to purchase an aggregate of 177,083 shares of the Company’s common stock. The June 2024 Warrant Inducement is considered a modification of the existing warrants under ASC Subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity. This modification is consistent with the equity issuance classification under ASC Subtopic 815-40 as the reason for the modification was to induce the holders of the existing warrants to exercise their warrants, which raised equity capital and generated net proceeds to the Company of approximately $1.6 million, after deducting the placement agent fees and other offering expenses payable by the Company. The modified warrants were classified as equity instruments before and after the modification, and the modification is directly attributable to an equity offering. The Company recognized the effect of modification of approximately $2.0 million as an equity issuance cost and accounting effect of the inducement is recognized in the Statement of Stockholders’ Equity. The Company received net proceeds of $1.6 million on the closing of the June 2024 Warrant Inducement, which occurred on July 1, 2024.

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

Pursuant to the terms of the LP Purchase Agreement, at the time the Company signed the LP Purchase Agreement and the Registration Rights Agreement, the Company issued 1,534 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock under the LP Purchase Agreement. The commitment shares were valued at $400,409 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the LP Purchase Agreement.

During 2024 and 2023, the Company sold 1,472,363 and 2,125 shares of common stock, respectively, under the LP Purchase Agreement, for net proceeds of $8,037,501 and $449,227, respectively.

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

On March 18, 2024, the Company increased the maximum aggregate offering price of the shares of the Company’s common stock issuable under the ATM Agreement from $4.97 million to $8.47 million and filed a prospectus supplement for an aggregate of $3.5 million. In connection with the filing of the prospectus supplement, on March 17, 2024, the Company received a waiver from the purchaser in the February 2024 Offering under the securities purchase agreement, dated February 2, 2024, by and between the Company and such purchaser. In consideration of the waiver set forth therein, the Company agreed to lower the exercise price of the Series A warrants to purchase up to an aggregate of 28,855 shares of common stock and Series B warrants to purchase up to an aggregate of 14,428 shares of common stock to $13.56, which warrants were previously issued by the Company to such purchaser on September 13, 2023 and to extend the exercise term of the Series A warrants to March 17, 2029 and the term of the Series B warrants to March 17, 2026. The modifications to the warrants had no impact on the consolidated financial statements.

On August 19, 2024, the Company increased the maximum aggregate offering price of shares of the Company’s common stock issuable under the ATM Agreement from $8.47 million to $11.33 million and filed a prospectus supplement for an aggregate of $2.86 million.

On September 3, 2024, the Company increased the maximum aggregate offering price of shares of the Company’s common stock issuable under the ATM Agreement from $11.33 million to $15.2 million and filed a prospectus supplement for an aggregate of $3.87 million.

On October 15, 2024, the Company increased the maximum aggregate offering price of shares of the Company’s common stock issuable under the ATM Agreement from $15.2 million to $23.5 million and filed a prospectus supplement for an aggregate of $8.3 million.

During 2024 and 2023, the Company sold 983,093 and 6,868 shares of common stock, respectively, under the ATM agreement, for net proceeds of $9,393,550 and $1,745,737, respectively.

 (11) Common Stock Purchase Warrants

Initial Public Offering

For each of the 17,361 shares of common stock issued in connection with the Company’s IPO, one common stock purchase warrant was also issued and included in the unit price of $1,440.00. These warrants were immediately separable and tradeable. The underwriters purchased 2,604 additional common stock purchase warrants for $.012 per warrant less underwriting discounts and commissions. These 19,965 common stock purchase warrants have an exercise price of $1,440.00 per share and are exercisable from December 10, 2021 through December 10, 2026. Upon the termination date, these warrants will be automatically exercised via a cashless exercise.

In addition to the common stock purchase warrants noted above, the Company issued 868 common stock purchase warrants to the underwriters for the Company’s IPO pursuant to the underwriting agreement. These warrants have an exercise price of $1,800.00 per share and provide for a cashless exercise feature. These warrants are exercisable from June 7, 2023 through December 10, 2026.

September 2023 Offering

For each of the 28,855 shares of common stock and pre-funded warrants issued in the September 2023 Offering, the Company issued Series A warrants to purchase up to 28,855 shares of common stock and Series B warrants to purchase up to 14,428 shares of common stock. The Series A and Series B warrants had an original exercise price of $138.62 per share and became exercisable on the effective date of stockholder approval of the shares issuable pursuant to the warrants. In connection with the waiver granted in March 2024 by the purchaser in the February 2024 Offering to allow the Company to file a prospectus supplement to increase the maximum aggregate offering price of shares of the Company’s common stock issuable under the ATM Agreement, the exercise price of the Series A and Series B warrants was lowered to $13.56 per share and the term of the Series A warrants was extended to March 17, 2029 and the term of the Series B warrants was extended to March 17, 2026.

The Company valued the pre-funded warrants to purchase 21,688 shares of common stock based on their issuance date fair value of $3,006,008. As of December 31, 2023, all of the pre-funded warrants relating to the September 2023 Offering had been exercised.

In connection with the September 2023 Offering, the Company issued placement agent warrants to purchase up to 1,443 shares of common stock. The placement agent warrants have an exercise price of $173.28 per share. These warrants have a five-year term ending September 11, 2028.

The gross proceeds of the September 2023 public offering was allocated to the common stock and common stock purchase warrants using the relative fair value method shown as follows. Fair value of the warrants was recorded to Additional Paid-in-Capital on the Company’s balance sheet.

		Percent
	Fair	of Total	Amount
	Value	Fair Value	Allocated

Common Stock	$993,472	10.6%	$423,945
Pre-Funded Warrants	3,006,003	32.0%	1,279,833
Series A, B and Placement Agent Warrants	5,388,376	57.4%	2,295,701
Total	$9,387,851	100.0%	$3,999,479

February 2024 Offering

For the 312,500 shares of common stock and pre-funded warrants issued in the February 2024 Offering, the Company issued Series A warrants to purchase up to 312,500 shares of common stock and Series B warrants to purchase up to 156,250 shares of common stock. The Series A and Series B warrants have an exercise price of $24.00 per share and became exercisable immediately. The Series A warrants have a five-year term and the Series B warrants have a two-year term from the initial exercise date of February 5, 2024.

The Company evaluated the pre-funded warrants and the Series A and B warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and determined that equity treatment was appropriate. The Company valued the pre-funded warrants to purchase 197,917 shares of common stock based on their issuance date fair value of $24.00. As of December 31, 2024, all of the pre-funded warrants had been exercised.

In connection with the February 2024 Offering, the Company issued placement agent warrants to purchase up to 12,500 shares of common stock. The placement agent warrants have an exercise price of $30.00 per share. These warrants have a five-year term ending February 2, 2029.

The Series A, Series B and placement agent warrants issued in the September 2023 Offering and the February 2024 Offering were valued using a Black-Scholes model with a risk-free rate of 4.5%-5.3%, the respective terms of five and two years, and a volatility of 1.29-1.32. The estimated volatility of the Company’s common stock at the date of measurement is based on an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company does not have sufficient trading history for its common stock. The risk-free rate is based on the expected term of the warrants based on the constant maturity of U.S. Treasury securities with similar maturities as of the date of grant. The expected term has been estimated using the contractual term of the warrants.

The gross proceeds of the February 2024 public offering was allocated to the common stock and common stock purchase warrants using the relative fair value method shown as follows. Fair value of the warrants was recorded to Additional Paid-in-Capital on the Company’s balance sheet.

		Percent
	Fair	of Total	Amount
	Value	Fair Value	Allocated

Common Stock	$2,750,000	26.5%	$1,987,500
Pre-Funded Warrants	4,750,000	45.8%	3,435,000
Series A, B and Placement Agent Warrants	2,878,123	27.7%	2,077,500
Total	$10,378,123	100.0%	$7,500,000

Certain of the Series A and Series B warrants issued in connection with the February 2024 Offering were exercised as part of the June 2024 Warrant Inducement as described in Note 10. Series C and Series D warrants were issued as part of the June 2024 Warrant Inducement, which closed on July 1, 2024. The Series C and Series D warrants have an exercise price of $7.02 per share and became exercisable on the effective date of stockholder approval of the shares issuable pursuant to the warrants. The Series C warrants have a five-year term and the Series D warrants have a two-year term from the initial exercise date of August 28, 2024.

The following table summarizes the Company’s outstanding common stock purchase warrants as of December 31, 2024:

			Issuance Date	Issuance Date
	Number of	Exercise	Fair Value	Fair Value
	Warrants	Price	per Warrant	Total
December 2021 Initial Public Offering Warrants	19,965	$1,440.00	$1,144.80	$22,855,932
December 2021 Underwriter Warrants	868	$1,800.00	$1,113.48	966,501
September 2023 Public Offering Series A Warrants	28,855	$13.56	$129.84	3,746,533
September 2023 Public Offering Series B Warrants	14,428	$13.56	$101.04	1,457,805
September 2023 Placement Agent Warrants	1,443	$172.80	$127.56	184,069
February 2024 Public Offering Series A Warrants	135,417	$24.00	$14.04	1,901,255
February 2024 Public Offering Series B Warrants	67,708	$24.00	$11.88	804,371
February 2024 Placement Agent Warrants	12,500	$30.00	$13.80	172,500
July 2024 Series C Warrants	354,167	$7.02	$3.24	1,147,501
July 2024 Series D Warrants	177,083	$7.02	$2.40	424,999
July 2024 Placement Agent Warrants	21,250	$8.78	$2.23	47,388
Balance- December 31, 2024	833,684			$33,708,854

(12) Stock-Based Compensation

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Equity Incentive Plan ( 2021 Plan), which provides for the grant of incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. No awards may be made under the 2021 Plan on or after September 24, 2031, but the 2021 Plan will continue thereafter while previously granted awards remain outstanding.

At the Company’s 2024 annual meeting, shareholders approved an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder by 104,167 shares to 125,577. As of December 31, 2024, 36,174 shares of common stock were available for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1st of each year until the expiration of the 2021 Plan, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, on a fully diluted basis, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

The Company recorded stock-based compensation expense of $995,484 and $812,670 during the years ended December 31, 2024 and 2023, relating to options issued. As of December 31, 2024 and 2023, there was $343,612 and $1,278,981 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2021 Plan, which is expected to be recognized over the next one to four years.

A summary of option activity under the Plan during the years ended December 31, 2024 and 2023 was as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2023	3,588
Grants	2,651	$326.76	9.34 years
Exercised	-
Forfeitures or expirations	(1,418)	$618.60
Outstanding at December 31, 2023	4,821	$733.68	8.55 years
Grants	89,032	$13.16	9.42 years
Exercised	-
Forfeitures or expirations	(4,447)	$757.08
Outstanding at December 31, 2024	89,406	$14.81	9.41 years
Vested and expected to vest at December 31, 2024	89,406
Exercisable at December 31, 2024	48,156

	2024	2023
Risk-free interest rate	4.240%	3.749%
Expected term (in years)	5.43	5.9
Expected volatility	1.5	1.2
Expected dividend yield	0%	0%

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

	2024	2023
Risk-free interest rate	4.240%	3.749%
Expected term (in years)	5.43	5.9
Expected volatility	1.5	1.2
Expected dividend yield	0%	0%

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

The grant-date fair value of options granted during the year ended December 31, 2024 ranged from $4.00 to $14.00 and $153.96 to $366.84 for options granted during the year ended December 31, 2023.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock. Because there were no stock options with exercise prices lower than the fair value of the Company’s common stock, the aggregate intrinsic value is zero as of December 31, 2024 and 2023.

(13) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. No deferred income tax benefit or expense was recorded as of December 31, 2024 or December 31, 2023, for federal or state income taxes.

Income tax expense differed from the expected expense computed by applying U.S. Federal income tax rate for the respective years ended as follows:

	December 31, 2024	December 31, 2023
Federal income tax benefit at statutory rate	$(3,264,659)	$(4,936,484)
State income tax benefit	(541,359)	(1,299,941)
Permanent differences	13,582	18,239
Change in valuation allowance	4,802,119	7,050,437
Research and development tax credit- prior period	(972,372)	(775,982)
Other	(37,311)	(56,269)
Total income tax expense	$-	$-

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items. The Company recorded a valuation allowance of its net deferred tax assets totaling $17,405,569 and $12,631,033, respectively, at December 31, 2024 and 2023, which was recorded as a component of income tax expense on the accompanying consolidated statements of operations and other comprehensive loss.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is not subject to U.S. federal and state income tax examinations by tax authorities for years before 2020.

The Company follows the provisions of ASC Topic 740, Income Taxes, to evaluate uncertain tax positions. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material uncertain tax positions requiring recognition in the consolidated financial statements as of December 31, 2024 or December 31, 2023.

	December 31, 2024	December 31, 2023
Deferred income tax assets:
Current:
Research and development costs	$1,662,662	$1,257,027
Other	443	17,870
Non-current:
Net operating losses	9,314,876	6,515,232
Research and development costs	4,269,254	4,051,553
Unvested stock options	693,193	447,355
Research and development tax credits	1,728,495	756,123
Patents	146,433	110,700
Right-of-use assets	9,430	38,706
Gross deferred income tax assets	17,797,203	13,194,566
Less: valuation allowance	(17,433,152)	(12,631,033)
Net deferred income tax asset	391,634	563,533

Deferred income tax liabilities:
Non-current
Property and equipment	(391,634)	(563,533)
Gross deferred income tax liabilities	(391,634)	(563,533)

Net deferred tax asset (liability)	$-	$-

(14) Leases

In June 2019, the Company executed a lease, which included expansion and renovation of previously leased space for its headquarters in Kansas City, Kansas. The lease has a five-year term that commenced on May 1, 2020, the date of receipt of a Certificate of Occupancy for the expanded and renovated space. Under this lease, total rent ranges from $30,453 to $33,145 per month over the lease term. This lease provided for a lease incentive by the lessor of tenant improvements totaling $201,600.

In January 2021, the Company executed a three-year lease for office space in New Jersey from a related party, as further described in Note 17. The base rent for this lease, which expired on December 31, 2023, was $3,000 per month.

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

The components of lease cost for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Operating lease cost	$302,786	$338,787
Finance lease cost:
Amortization of right-of-use assets	10,990	10,990
Interest on lease liabilities	842	1,853
Total finance lease cost	11,832	12,843
Total lease cost	$314,618	$351,630

Amounts reported in the consolidated balance sheets as of December 31, 2024 and 2023 were as follows:

	2024	2023

Operating Leases:
Operating lease right-of-use assets	$99,011	$366,877
Operating lease liability, current	130,662	358,085
Operating lease liabilities, net of current	-	130,663
Total operating lease liabilities	130,662	488,748

Finance leases:
Property and equipment	76,928	76,928
Accumulated amortization	(75,759)	(60,373)
Property and equipment, net	1,169	16,555

Current installments of obligations under
Finance lease liability, current	4,430	17,057
Finance lease liability, net of current	-	4,436
Total finance lease liabilities	$4,430	$21,493

Other information relating to leases as of December 31, 2024 and 2023 was as follows:

Supplemental cash flow information:	2024	2023
Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	267,886	263,741
Finance leases	10,990	10,990
Weighted average remaining lease term:
Operating leases	5 months	17 months
Finance leases	3 months	15 months
Weighted average discount rate:
Operating leases	11.76%	11.76%
Finance leases	6.12%	6.12%

Maturities of lease liabilities under noncancellable leases as of December 31, 2024 are as follows:

	Operating	Finance
	leases	leases
2025	132,580	4,475
Thereafter	-	-
Total undiscounted lease payments	132,580	4,475
Less imputed interest	(1,918)	(45)
Total lease liabilities	$130,662	$4,430

(15) Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares and pre-funded warrants outstanding during the period. The pre-funded warrants are included in the calculation of the weighted-average number of shares outstanding because their exercise requires only nominal consideration for the delivery of shares. The following table sets forth the computation of the basic and diluted net loss per share for years ended December 31, 2024 and 2023:

	2024	2023
Numerator:
Net loss	$(15,545,737)	$(23,534,947)
Denominator:
Weighted average common shares outstanding	1,524,797	75,435
Net loss per share, basic and diluted	$(10.20)	$(311.99)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	2024	2023
Stock options issued under the 2021 Equity Incentive Plan	89,406	4,775
Common stock purchase warrants outstanding	833,684	65,559
Total	923,090	70,334

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

In early 2023, the Company paid the first milestone payment as the first patient in a CTx-1301 Phase 3 Clinical Trial was dosed. The Company has not recorded any expense relating to the other milestones for any other product as it has not deemed them probable of occurring as of December 31, 2024.

(17) Related Party Transactions

The former general counsel of the Company is a partner with a law firm providing office facilities space that was leased by the Company. Rental expense incurred by the Company to the law firm was $36,000 in 2023, which approximates fair value. As of December 31, 2023, the Company had no outstanding amounts payable under this lease and the lease expired on December 31, 2023.

A member of the Company’s Board of Directors, Peter Werth, is the manager of WFIA, the entity which provided $8.0 million in debt financing to the Company, $5.0 million of which was converted to equity in September 2023 and the remaining $3.0 million was converted to equity in January 2024, as described in Note 7.

(18) Subsequent Events

Management evaluated events that occurred subsequent to December 31, 2024 through March 27, 2025, which is the date the financial statements were issued.

From January through March 27, 2025, the Company sold 142,685 shares of common stock under the ATM Agreement, for net proceeds of $776,091.

From January through March 27, 2025, the Company sold 223,409 shares of common stock under the Lincoln Park Purchase Agreement, for net proceeds of $899,989.

