Form 10-Q
period 2025-03-31
Cingulate Inc.
filed 2025-05-08
CIK 1862150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 7, 2025, 4,245,713 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Cingulate Inc.

Form 10-Q for the Quarter Ended March 31, 2025

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

PART I — FINANCIAL INFORMATION

Cingulate Inc.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$9,518,966	$12,211,321
Other receivables	41,573	26,325
Prepaid expenses and other current assets	944,433	423,157
Total current assets	10,504,972	12,660,803

Property and equipment, net	1,939,384	2,104,675
Operating lease right-of-use assets	25,232	99,011

Total assets	12,469,588	14,864,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	855,150	1,270,280
Accrued expenses	601,840	1,039,625
Note payable, current	4,124,935	2,527,108
Finance lease liability, current	-	4,430
Operating lease liability, current	33,145	130,662
Total current liabilities	5,615,070	4,972,105

Long-term liabilities:
Note payable	923,698	2,436,879
Total long-term liabilities	923,698	2,436,879

Total liabilities	6,538,768	7,408,984

Stockholders’ Equity
Common Stock, $0.0001 par value; 240,000,000 shares authorized and 3,826,199 and 3,402,306 shares issued and outstanding as of March 31, 2025 and December 31, 2024	382	340
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Additional Paid-in-Capital	118,222,309	115,944,345
Accumulated deficit	(112,291,871)	(108,489,180)
Total stockholders’ equity	5,930,820	7,455,505

Total liabilities and stockholders’ equity	$12,469,588	$14,864,489

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$2,222,626	$1,806,985
General and administrative	1,483,409	1,141,232
Operating loss	(3,706,035)	(2,948,217)

Interest and other income (expense), net	(96,656)	(24,260)
Loss before income taxes	(3,802,691)	(2,972,477)
Income tax benefit (expense)	-	-

Net loss and comprehensive loss	$(3,802,691)	$(2,972,477)

Net loss per share of common stock, basic and diluted	$(1.04)	$(7.21)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	3,646,893	412,126

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

					Accumulated
	Common Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance January 1, 2024	97,293	10	$86,074,004	$(92,943,443)	$-	$(6,869,429)
Activity for the three months to March 31, 2024:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	23,650	2	3,115,282	-	-	3,115,284
Issuance of common stock in public offering, net of fees	296,000	30	6,432,862	-	-	6,432,892
Issuance of pre-funded warrants in connection with the conversion of related party note payable	-	-	2,734,739	-	-	2,734,739
Capital contribution in connection with conversion of related party note payable	-	-	586,511	-	-	586,511
Issuance of restricted common stock	596	-	24,024	-	-	24,024
Stock-based compensation expense	-	-	164,575	-	-	164,575
Net loss	-	-	-	(2,972,477)	-	(2,972,477)
Balance March 31, 2024	417,539	$42	$99,131,997	$(95,915,920)	$-	$3,216,119

Balance January 1, 2025	3,402,306	$340	$115,944,345	$(108,489,180)	$-	$7,455,505
Activity for the three months to March 31, 2025:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	423,893	42	1,920,315	-	-	1,920,357
Stock-based compensation expense	-	-	357,649	-	-	357,649
Net loss	-	-	-	(3,802,691)	-	(3,802,691)
Balance March 31, 2025	3,826,199	$382	$118,222,309	$(112,291,871)	$-	$5,930,820

See notes to consolidated financial statements

Cingulate Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(3,802,691)	$(2,972,477)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	165,291	163,600
Stock-based compensation	357,649	164,575
Accretion of discount on note payable	7,670	-
Amortization of debt issue costs	76,976	-
Changes in operating assets and liabilities:
Other receivables	(15,248)	12,375
Prepaid expenses and other current assets	(521,276)	(1,099,209)
Operating lease right-of-use assets	73,779	63,078
Trade accounts payable and accrued expenses	(852,914)	(4,995,037)
Current portion of operating lease liability	(97,518)	14,253
Long-term portion of operating lease liability	-	(97,518)
Net cash used in operating activities	(4,608,282)	(8,746,360)

Investing activities:
Purchase of property and equipment	-	(81,508)
Net cash used in investing activities	-	(81,508)

Financing activities:
Proceeds from the issuance of common stock and pre-funded common stock purchase warrants, net of fees	1,920,357	9,893,450
Principal payments on finance lease obligations	(4,430)	(4,167)
Net cash provided by financing activities	1,915,927	9,889,283

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(2,692,355)	1,061,415
Cash and cash equivalents at beginning of year	12,211,321	52,415
Cash and cash equivalents at end of period	$9,518,966	$1,113,830

Cash payments:
Interest paid	$45	$308

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

The consolidated financial statements and notes for the periods ended March 31, 2025 and 2024, represent the full consolidation of Cingulate and its subsidiaries, including Cingulate Therapeutics LLC (CTx) and all references to the Company represent this full consolidation.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As a pre-revenue entity, the Company is dependent on the ability to raise capital to support operations until such time as the product candidates under development are U.S. Food and Drug Administration (FDA) approved, manufactured, commercially available to the marketplace and produce revenues. On March 31, 2025, the Company had cash and cash equivalents of approximately $9.5 million, and an accumulated deficit of approximately $112.3 million. However, the Company will need additional funding for operations and development. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources, including potential collaborations with other companies or other strategic transactions. Successful implementation of these plans involves both the Company’s efforts and factors that are outside its control, such as market factors and FDA approval of product candidates. The Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

(b) Unaudited Interim Financial Information

The accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024, the consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2025 and 2024, the consolidated statements of stockholders’ equity for the three-month periods ended March 31, 2025 and 2024, the consolidated statements of cash flows for the three-month periods ended March 31, 2025 and 2024, and the related interim disclosures are unaudited. These unaudited consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying consolidated financial statements should be read in conjunction with the Company’s 2024 audited consolidated financial statements and the notes thereto.

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

(d) Impairment of Long-lived Assets

The Company assesses the carrying value of its long-lived assets, including property and equipment, as well as lease right of use (ROU) assets, when events or circumstances indicate that the carrying value of such assets may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset groups. No impairment was recognized during the three-month periods ended March 31, 2025 or 2024.

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

(f) Segments

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

The measure used by the CODM for segment assets is reported in the Consolidated Balance Sheets as total consolidated assets.

The following table presents the operating results of the Company’s segment:

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development
Clinical operations	$1,107,474	$1,077,190
Drug manufacturing and formulation	380,353	341,199
Personnel	561,334	305,952
Regulatory	173,465	82,644
Total research and development	2,222,626	1,806,985
General and administrative
Personnel	571,530	413,277
Legal and professional fees	505,500	315,685
Occupancy	61,627	100,687
Insurance	195,596	241,524
Other	149,156	70,059
Total general and administrative	1,483,409	1,141,232
Operating loss	(3,706,035)	(2,948,217)
Interest and other income (expense), net	(96,656)	(24,260)
Loss before income taxes	(3,802,691)	(2,972,477)
Income tax benefit (expense)	-	-

Net loss and comprehensive loss	$(3,802,691)	$(2,972,477)

(3) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Research and development	$409,211	$334,692
Professional fees	298,376	-
Marketing fees	125,000	-
Dues and subscriptions	39,750	4,575
Active pharmaceutical ingredients	29,025	29,025
Insurance	22,371	-
Other	20,700	54,865
	$944,433	$423,157

(4) Property and Equipment

Property and equipment, net consisted of the following at March 31, 2025 and December 31, 2024:

	Estimated
	Useful Life	March 31,	December 31,
	(in years)	2025	2024
Equipment	2-7	$4,358,261	$4,358,261
Furniture and fixtures	7	145,754	145,754
Computer equipment	5	46,994	46,994
Leasehold improvements	5	474,462	474,462
Construction-in-process- equipment	-	375,278	375,278
		5,400,749	5,400,749
Less: accumulated depreciation		(3,461,365)	(3,296,074)
		$1,939,384	$2,104,675

Depreciation expense was $165,291 and $163,600, respectively, for the three-month periods ended March 31, 2025 and 2024.

(5) Accrued Expenses

Accrued expenses consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Research and development	$338,007	$341,956
Interest	140,114	15,089
State franchise taxes	34,750	200,000
CIP- Equipment	31,160	31,160
Other	22,809	56,476
Employee compensation	20,000	355,475
Professional fees	15,000	5,000
Insurance	-	34,469
	$601,840	$1,039,625

(6) Contingencies

The Company may, from time to time, be subject to legal proceedings and claims arising in the ordinary course of business and otherwise. A substantial legal liability against us could have an adverse effect on our business, financial condition and results of operations.

The Company records legal costs associated with loss contingencies as incurred and establishes reserves when those matters present material loss contingencies that management determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range. These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately if recovery is considered probable. Management’s judgment is required related to loss contingencies because the outcomes are difficult to predict, and the ultimate resolution may differ from our current analysis. The Company revises accruals in light of new information. While it is not possible to predict the outcome of loss contingencies with certainty, management is of the opinion that adequate provision for potential losses associated with any such matters has been made in the financial statements. No accruals for loss contingencies were recorded in the consolidated balance sheets as of March 31, 2025 or December 31, 2024.

In December 2023, the Company implemented salary reductions for all employees and the Board approved a contingent bonus plan in which the Company will pay to each employee three months after the filing date of the New Drug Application for CTx-1301, an amount equal to the base salary that was not paid to the employee plus 20%. Base salaries were reinstated in September 2024. This contingent bonus had not yet been deemed probable as of March 31, 2025 per the requirements of ASC Topic 450, Contingencies, thus was not recorded in the financial statements; however, it is reasonably possible that it will become due. The unpaid salary amounts plus 20%, estimated to be $722,824, may be paid in a combination of cash and equity awards, at the discretion of the Board.

(7) Unsecured Promissory Note

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

In connection with the Promissory Note, the Company incurred $46,277 of debt issuance costs. The debt issuance costs, the debt discount of $450,000 and the expenses payable by the Company of $30,000 have been recorded as a reduction in the carrying amount of the Promissory Note and are being amortized over the term of the Promissory Note using the effective interest rate method. As of March 31, 2025, the collective amount of unamortized debt discount and debt issuance costs were $431,366, respectively.

As of March 31, 2025, the outstanding principal balance of the Promissory Note plus accrued interest was $5,620,114.

The following table provides a breakdown of interest expense (income) for the periods presented:

	Three Months Ended March 31,
	2025	2024
Interest expense - Streeterville Capital	$209,671	$-
Interest expense - other	45	308
Interest expense - WFIA	-	31,250
Interest income	(112,932)	(7,298)
	$96,784	$24,260

(8) Stockholders’ Equity

The Company has authorized 240,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock at March 31, 2025 and December 31, 2024, of which 3,826,199 and 3,402,306 shares of common stock were issued and outstanding, respectively. The Company has not issued any shares of preferred stock.

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

(9) Securities Issuances

At the Market Offering

The Company entered into the At-the-Market Agreement (ATM Agreement) with H.C. Wainwright & Co., LLC (HCW) in January 2023, as amended in May 2023, pursuant to which the Company can issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $23.5 million in at-the-market offerings sales. HCW acts as sales agent and is paid a 3% commission on each sale under the ATM Agreement. The Company’s common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary.

During the three months ended March 31, 2025 and 2024, the Company sold 200,484 and 23,650 shares of common stock, respectively, under the ATM Agreement, for net proceeds of $1,020,368 and $3,115,303.

Purchase Agreement with Lincoln Park

In April 2023, the Company entered into a purchase agreement (the LP Purchase Agreement) and a registration rights agreement (the Registration Rights Agreement) with Lincoln Park Capital Fund, LLC (Lincoln Park). Pursuant to the terms of the LP Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $12 million of the Company’s common stock subject to certain limitations and satisfaction of the conditions set forth in the LP Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, the Company filed with the SEC registration statements to register for resale under the Securities Act 2,685,417 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement.

During the three months ended March 31, 2025, the Company sold 223,409 shares of common stock under the LP Purchase Agreement, for net proceeds of $899,989.

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

At the Company’s 2024 annual meeting, shareholders approved an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder by 104,167 shares to 125,577. As of March 31, 2025, 4,000 shares of common stock were available for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1st of each year until the expiration of the 2021 Plan, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, on a fully diluted basis, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

The Company recorded stock-based compensation expense of $357,649 and $164,575 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, there was $1,026,469 and $343,612, respectively, of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2021 Plan, which is expected to be recognized over the next one to four years.

A summary of option activity under the 2021 Plan during the three-month periods ended March 31, 2025 and 2024 is as follows:

		Weighted-Average	Weighted-Average Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2024	4,821
Granted	15,994	$14.15	9.93	-
Exercised	-
Forfeitures or expirations	(628)
Outstanding at March 31, 2024	20,187

Vested and expected to vest at March 31, 2024	20,187
Exercisable at March 31, 2024	1,945

Outstanding at January 1, 2025	89,406
Granted	248,428	$4.44	9.87	-
Exercised	-
Forfeitures or expirations	-
Outstanding at March 31, 2025	337,834

Vested and expected to vest at March 31, 2025	337,834
Exercisable at March 31, 2025	124,069

The Company’s stock options issued qualify for equity accounting treatment under ASC 718, Compensation- Stock Compensation, and are measured at fair value as of their grant date accordingly. The fair value of the options were estimated using a Black-Scholes model. The assumptions that the Company used to estimate the grant-date fair value of stock options granted to employees and directors during the three-month periods ending March 31, 2025 and 2024 were as follows, shown on a weighted average basis:

	March 31,	March 31,
	2025	2024
Risk-free interest rate	4.43%	3.980%
Expected term (in years)	5.79	5.55
Expected volatility	1.63	1.56
Expected dividend yield	0%	0%

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

The grant-date fair value of options granted during the three months ended March 31, 2025 ranged from $4.20 to $4.22 and the grant-date fair value of options granted during the three months ended March 31, 2024 ranged from $0.81 to $1.53.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock. Because there were no stock options with exercise prices lower than the fair value of the Company’s common stock, the aggregate intrinsic value is zero as of March 31, 2025 and December 31, 2024.

(11) Common Stock Purchase Warrants

The following table summarizes the Company’s outstanding common stock purchase warrants as of March 31, 2025:

			Issuance Date	Issuance Date
	Number of	Exercise	Fair Value	Fair Value
	Warrants	Price	per Warrant	Total
December 2021 Initial Public Offering Warrants	19,965	$1,440.00	$1,144.80	$22,855,932
December 2021 Placement Agent Warrants	868	$1,800.00	$1,113.48	966,501
September 2023 Public Offering Series A Warrants	28,855	$13.56	$129.84	3,746,533
September 2023 Public Offering Series B Warrants	14,428	$13.56	$101.04	1,457,805
September 2023 Placement Agent Warrants	1,443	$172.80	$127.56	184,069
February 2024 Public Offering Series A Warrants	135,417	$24.00	$14.04	1,901,255
February 2024 Public Offering Series B Warrants	67,708	$24.00	$11.88	804,371
February 2024 Placement Agent Warrants	12,500	$30.00	$13.80	172,500
June 2024 Series C Warrants	354,167	$7.020	$3.24	1,147,501
June 2024 Series D Warrants	177,083	$7.020	$2.40	424,999
July 2024 Placement Agent Warrants	21,250	$8.780	$2.23	47,388
Balance- March 31, 2025	833,684			$33,708,854

(12) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. No deferred income tax benefit or expense was recorded for the three-month periods ended March 31, 2025 and 2024 for federal or state income taxes.

Income tax expense differed from the expected expense computed by applying the U.S. Federal income tax rate as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Federal income tax benefit at statutory rate	$(798,576)	$(588,266)
State income tax benefit	(194,464)	(154,910)
Permanent differences	3,304	3,654
Change in valuation allowance	989,993	770,439
Other	(257)	(30,917)
Total income tax expense	$-	$-

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items. The Company recorded a valuation allowance of its net deferred tax assets totaling $18,423,145 as of March 31, 2025 and $17,405,569 at December 31, 2024, the current year portion which was recorded as a component of income tax expense on the accompanying consolidated statements of operations and other comprehensive loss.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Companies are not subject to U.S. federal and state income tax examinations by tax authorities for years before 2018.

The Company follows the provisions of FASB ASC 740, Income Taxes, to evaluate uncertain tax positions. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material uncertain tax positions requiring recognition in the consolidated financial statements as of March 31, 2025 or December 31, 2024.

(13) Subsequent Events

Management evaluated events that occurred subsequent to March 31, 2025, through May 8, 2025, which is the date the interim financial statements were issued.

On April 8, 2025, the Company entered into a Grant Agreement (the “Grant Agreement”) with a private family foundation (the “Foundation”). Pursuant to the Grant Agreement, the Company will receive a grant of $3 million in three equal payments of $1 million (the “Grant Funds”) to support the clinical and manufacturing development of CTx-2103 (Buspirone) (the “Purpose”). The first payment is expected to be received in May 2025, the second payment is expected to be received upon completion of a formulation study for CTX-2103, and the third payment is expected to be received upon completion of development batches required for CTx-2103. The Company is not required to return any Grant Funds received from the Foundation unless the Purpose has ended, in which case the Company will return any remaining Grant Funds to the Foundation. The Company will pay the Foundation a royalty, contingent on the commercialization of CTx-2103, of $500,000 per quarter, beginning six months after the first sale of CTx-2103, with a maximum cumulative payout of $3.5 million.

Subsequent to March 31, 2025, the Company sold 205,826 shares of common stock under the ATM Agreement, for net proceeds of $868,520.

Subsequent to March 31, 2025, the Company sold 197,104 shares of common stock under the Lincoln Park Purchase Agreement, for net proceeds of $749,991.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 (Form 10-K) and in this report, as well as disclosures in this report and our other reports filed with the SEC, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Since inception in 2012, our operations have focused on developing our product candidates, primarily CTx-1301, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations through public and private capital raised. Cumulative capital raised from these sources, including debt financing, was approximately $109.3 million as of March 31, 2025.

We have incurred significant losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $3.8 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively. See “Results of Operations” below for an explanation of the fluctuations in our net losses. As of March 31, 2025, we had an accumulated deficit of $112.3 million.

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

In order to meet the pharmacology requirement for the CTx-1301 NDA submission, we completed a food effect study in October 2022 (25mg dose) and December 2024 (50mg dose). Each study demonstrated that CTx-1301 can be taken with or without food.

We initiated two CTx-1301 Phase 3 clinical studies in pediatric and adolescent patients- a fixed dose study and a dose-optimized onset and duration study in a laboratory classroom setting in the third quarter of 2023. Based upon written communication with the FDA that further conduct of these pediatric and adolescent studies is not required for the submission of an NDA, we closed enrollment on both Phase 3 trials. We are performing the data consolidation and analytical activities for these trials. Analysis of the safety data from the two closed Phase 3 trials and the 50mg dose food effect study revealed that no subjects experienced a serious treatment emergent adverse event (TEAE), a serious TEAE or a TEAE leading to death and there were no clinically relevant trends in TEAEs overall. A final analysis that combines both adult and pediatric safety and efficacy data will be included in the NDA submission for CTx-1301.

On April 2, 2025, we held a Pre-NDA meeting with FDA to discuss the NDA submission for CTx-1301, targeted for a mid-2025.

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

On April 8, 2025, we entered into a Grant Agreement (the “Grant Agreement”) with a private family foundation (the “Foundation”). Pursuant to the Grant Agreement, we received a grant of $3 million in three equal installments of $1 million (the “Grant Funds”) to support the clinical and manufacturing development of CTx-2103 (the “Purpose). The first installment is expected to be received in May 2025, the second installment is expected to be received upon completion of a formulation study for CTX-2103, and the third installment is expected to be received upon completion of development batches required for CTx-2103. We are not required to return any Grant Funds received from the Foundation unless the Purpose has ended, in which case we will return any remaining Grant Funds to the Foundation. We will pay the Foundation a royalty, contingent on the commercialization of CTx-2103, of $500,000 per quarter, beginning six months after the first sale of CTx-2103, with a maximum cumulative payout of $3.5 million.

CTx-1302: We plan to initiate the clinical plan for CTx-1302 (dextroamphetamine), our second investigational asset for the treatment of ADHD, pending additional capital resources.

We continue to evaluate strategic partnerships under which we would license CTx-1301 in the United States and/or internationally. In March 2023, we entered into a joint commercialization agreement, which was replaced with a master services agreement in May 2025 with Indegene, Inc. (Indegene) in the United States . We are able to utilize Indegene for commercialization services for CTx-1301, including marketing, sales, market access and distribution, on a fee for service, at our discretion.

Securities Issuances

ATM Agreement

We entered into an At The Market Offering Agreement (ATM Agreement) with H.C. Wainwright & Co., LLC (HCW), as sales agent, in January 2023 as amended in May 2023, pursuant to which we may offer and sell, from time to time through HCW, shares of our common stock for aggregate proceeds of up to $23.5 million based on prospectus supplements filed with the SEC through the date of this report (upon the terms and subject to the conditions and limitations set forth in the ATM Agreement). In the three months ended March 31, 2025, we sold 200,484 shares of common stock under the ATM Agreement, for net proceeds of $1,020,368, after deducting $33,754 of compensation to HCW and other administration fees. Subsequent to March 31, 2025, we sold 205,826 shares of common stock under the ATM Agreement, for net proceeds of $868,520, after deducting $30,617 of compensation to HCW and other administration fees.

Equity Line of Credit

In April 2023, we entered into a purchase agreement (Lincoln Park Agreement) with Lincoln Park Capital Fund LLC (Lincoln Park). Pursuant to the Lincoln Park Agreement, Lincoln Park has agreed to purchase from us up to an aggregate of $12.0 million of common stock (upon the terms and subject to the conditions and limitations set forth in the Lincoln Park Agreement) from time to time and at our sole discretion over the 36-month term of the Lincoln Park Agreement. During the quarter ended March 31, 2025, we sold 223,409 shares of common stock under the Lincoln Park Agreement, for net proceeds of $899,989. Subsequent to March 31, 2025, we sold 197,104 shares of common stock under the Lincoln Park Purchase Agreement, for net proceeds of $749,991.

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

Interest and other income (expense), net

Interest and other income (expense), net consisted of interest expense on our related party notes payable until the last of those obligations were converted to equity in the first quarter of 2024, and interest expense on the promissory note executed in December of 2024, offset by interest earned on our cash and cash equivalents, including money market funds. The primary objective of our investment policy is liquidity and capital preservation.

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

A discussion of these policies can be found in the “Critical Accounting Policies and Significant Judgments and Estimates” section of our Form 10-K. There have been no changes in our application of critical accounting policies since December 31, 2024.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,			%
(in thousands)	2025	2024	Increase	Increase
Operating Expenses:
Research and development	$2,223	$1,807	$416	23.0%
General and administrative	1,483	1,141	342	30.0%
Operating Loss	(3,706)	(2,948)	758	25.7%
Interest and other income (expense), net	(97)	(24)	73	304.2%
Net Loss	$(3,803)	$(2,972)	$831	28.0%

Research and development expenses

The following table summarizes our research and development (R&D) expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,			%
(in thousands)	2025	2024	Increase	Increase
Clinical operations	$1,108	$1,077	$31	2.9%
Drug manufacturing and formulation	380	341	39	11.4%
Personnel expenses	561	306	255	83.3%
Regulatory costs	174	83	91	109.6%
Total research and development expenses	$2,223	$1,807	$416	23.0%

R&D expenses were $2.2 million for the three months ended March 31, 2025, an increase of $0.4 million or 23.0% from the three months ended March 31, 2024. This change was primarily the result of an increase in personnel expenses and regulatory costs in the three months ended March 31, 2025 as compared to the same period in 2024. The increase in personnel costs is the result of the reinstatement of base salaries in September 2024 following salary reduction measures which had been implemented in late 2023. Regulatory costs increased in the three months ended March 31, 2025 as compared to the same period in 2024 due to preparation for the pre-NDA meeting with the FDA.

General and administrative expenses

The following table summarizes our general and administrative (G&A) expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended			%
	March 31,		Increase	Increase
(in thousands)	2025	2024	(Decrease)	(Decrease)
Personnel expenses	$571	$413	$158	38.3%
Legal and professional fees	505	316	189	59.8%
Occupancy	62	101	(39)	(38.6%)
Insurance	196	241	(45)	(18.7%)
Other	149	70	79	112.9%
Total general and administrative expenses	$1,483	$1,141	$342	30.0%

Total G&A expenses were $1.5 million for the three months ended March 31, 2025, an increase of $0.3 million or 30.0% from the three months ended March 31, 2024. This is primarily the result of an increase in legal and professional fees and personnel expenses. The increase in professional fees was due to an increase in certain financial, accounting and investor relations fees. The increase in personnel costs is the result of reinstatement of base salaries in September 2024 following salary reduction measures which had been implemented in late 2023.

Interest and other income (expense), net

The following table summarizes interest and other income (expense), net for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,			%
(in thousands)	2025	2024	Increase	Increase
Interest and other income (expense), net	$(97)	$(24)	$73	304.2%

Total interest and other income (expense), net for the three months ended March 31, 2025 and March 31, 2024 relates to interest incurred on outstanding notes payable, offset by interest earned on invested balances. The increase in interest expense for the period ended March 31, 2025 is related to interest expense incurred on the $5.4 million promissory note which was executed in December 2024.

Cash Flows

	Three Months Ended
	March 31,
	2025	2024
Net cash (used in) operating activities	$(4,608)	$(8,746)
Net cash (used in) investing activities	-	(82)
Net cash (used in) financing activities	1,916	9,889
Net increase (decrease) in cash and cash equivalents	$(2,692)	$1,061

Cash Flows from Operating Activities

Net cash used in operating activities was $4.6 million for the three months ended March 31, 2025. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $3.8 million, prior to the effects of two noncash items, stock-based compensation expense of $0.4 million and depreciation expense of $0.2 million. Changes in operating assets and liabilities included a decrease in trade accounts payable and accrued expenses of $0.9 million primarily due to the payment of vendor balances in the first quarter of 2025 and an increase in prepaid expenses and other current assets of $0.5 million primarily due to payments for professional and marketing fees.

Net cash used in operating activities was $8.7 million for the three months ended March 31, 2024. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $3.0 million, prior to the effects of two noncash items, stock-based compensation expense of $0.2 million and depreciation expense of $0.2 million. Changes in operating assets and liabilities included an increase in prepaid expenses and other current assets of $1.1 million primarily due to a deposit made to Societal CDMO, Inc., our contract manufacturing organization (CMO), for registration batch activity for CTx-1301. In addition, there was a decrease in trade accounts payable and accrued expenses of $5.0 million due to the payment of vendor balances with the cash proceeds from the issuance of common stock pursuant to our ATM Agreement in January 2024 and the issuance of equity in February 2024.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was primarily related to the purchase of equipment to support our research and development.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2025 was related to the cash proceeds from the issuance of common stock pursuant to the ATM Agreement and the Lincoln Park Agreement.

Net cash provided by financing activities for the three months ended March 31, 2024 was related to the cash proceeds from the issuance of common stock pursuant to the ATM Agreement in January 2024 and the issuance of common stock in February 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012 through March 31, 2025, we have not generated any revenue and have incurred significant operating losses and negative cash flow from our operations.

In the three months ended March 31, 2025, we sold 200,484 shares of common stock under the ATM Agreement, for net proceeds of $1,020,368, after deducting $33,754 of compensation to HCW and other administration fees. Subsequent to March 31, 2025, we sold 205,826 shares of common stock under the ATM Agreement, for net proceeds of $868,520, after deducting $30,617 of compensation to HCW and other administration fees.

During the three months ended March 31, 2025, we sold 223,409 shares of common stock under the Lincoln Park Purchase Agreement, for net proceeds of $899,989. Subsequent to March 31, 2025, we sold 197,104 shares of common stock under the Lincoln Park Purchase Agreement, for net proceeds of $749,991.

As of March 31, 2025, we had cash and cash equivalents of $9.5 million. We believe our cash will satisfy our capital needs into the fourth quarter of 2025 under our current business plan, which is beyond the targeted date to file our NDA submission for CTx-1301 of mid-2025. We will need additional capital to advance our commercialization efforts for CTx-1301 as well as our other programs. Changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity while producing a modest return on investment. Accordingly, our cash equivalents are invested primarily in money market funds which are currently providing only a minimal return given the current interest rate environment.

We expect to continue to incur substantial additional operating losses for the near term as we continue to develop our product candidates, primarily CTx-1301 and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.

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

To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, including clinical trials of our product candidates, and other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or licensing arrangement. We are actively seeking a strategic pharmaceutical partnership under which we would license CTx-1301 in the United States, internationally, or both. In March 2023, we entered into a joint commercialization agreement, which was replaced with a master services agreement in May 2025, with Indegene.  Should we be unable to identify an appropriate pharmaceutical partnership, if we receive FDA approval for CTx-1301, Indegene would provide commercialization services for CTx-1301, including marketing, sales, market access and distribution, on a fee for service basis.

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

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2025 that will affect our future liquidity.

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

We entered into agreements with Societal, our CMO, for both the manufacturing of pre-process validation batches of our lead asset, CTx-1301 and active pharmaceutical ingredients and materials to be used in process validation batches with a total estimated cost of approximately $1.8 million.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change that is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have incurred a net loss for the three months ended March 31, 2025 and 2024 and had accumulated losses of $112.3 million since inception to March 31, 2025. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our sources of capital have included private capital raises in various classes of units of CTx prior to the Reorganization Merger, the issuance of equity securities in connection with our initial public offering (IPO), public offerings, including the September 2023 Offering and the February 2024 Offering, sales of common stock under our ATM Agreement and Lincoln Park Agreement, a private placement with WFIA, the WFIA Note, which was subsequently converted to equity, the June 2024 Warrant Inducement and the issuance of the Promissory Note in December 2024. Additional capital will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such capital will be available when needed or on acceptable terms.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (JOBS Act) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for emerging growth companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Our Disclosure Controls

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025, have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

In the first quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Agreement with Indegene, Inc.

On March 7, 2023, we entered into a Joint Commercialization Agreement (the “Commercialization Agreement”) with Indegene, Inc. (“Indegene”). On May 7, 2025, the Commercialization Agreement was terminated and we and Indegene entered into a Master Services Agreement (the “Indegene MSA”).

Like the Commercialization Agreement prior to its termination, the Indegene MSA governs the general terms under which Indegene will provide commercialization services, upon our request. Pursuant to the Indegene MSA, the parties will enter into statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services, and the fees to be paid by us. Each statement of work will be governed by the terms of the Indegene MSA unless expressly modified in such statement of work. We may elect to receive the following services from Indegene: (a) medical affairs & pharmacovigilance; (b) pricing, reimbursement and market access; (c) commercial operations; and (d) marketing (including field force).

In the event that we intend to outsource any services within the scope of services that Indegene has the capability to perform, we shall allow Indegene to participate in our request for proposals; provided, that we may, in our sole discretion, select the party that will provide such services.

Indegene personnel will not be assigned to or interact with any other Indegene customer engaged in similar or competing projects within the same therapeutic area for which such personnel are providing services to us. This restriction does not restrict Indegene from offering similar or competing services to other customers through separate personnel, teams or affiliates; provided, that Indegene complies with the terms and conditions of the Indegene MSA, including the confidentiality provisions.

The Indegene MSA has a three-year term. The Indegene MSA may not be terminated for convenience during the initial twelve (12) months following the first commercial sale of CTx-1301 or eighteen (18) months from the effective date of the Indegene MSA, whichever is earlier. Thereafter, either party may terminate the Indegene MSA upon six (6) months prior written notice to the other party. Either party may terminate the Indegene MSA upon thirty (30) days prior, written notice for material, uncured breaches or immediately in the event of the other party’s bankruptcy.

The Indegene MSA contains representations, warranties, confidentiality and indemnity obligations customary for agreements of this type.

The description of the Indegene MSA does not purport to be complete and is qualified in its entirety by reference to the full text of the Indegene MSA, which has been filed as Exhibit 10.4 to this report and is incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cingulate Inc., as amended to date	10-Q	3.1	8/13/2024
3.2	Amended and Restated Bylaws of Cingulate Inc.	10-K	3.2	3/28/2022
10.1	Amendment to Employment Agreement, effective January 1, 2025, between Cingulate Therapeutics LLC and Matthew N. Brams	8-K	10.1	1/24/2025
10.2	Amendment No. 1 to Master Services Agreement, effective February 12, 2025, between Cingulate Therapeutics LLC and Societal CDMO, Inc. (DBA Bend Biosciences)	10-K	10.3	3/27/2025
10.3	Grant Agreement dated April 8, 2025	8-K	10.1	4/9/2025
10.4*	Master Services Agreement, effective May 7, 2025, between Indegene, Inc. and Cingulate Therapeutics LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed Herewith

** Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULATE INC.

Date: May 8, 2025	By:	/s/ Shane J. Schaffer
Shane J. Schaffer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Jennifer L. Callahan
Jennifer L. Callahan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

