Form 10-Q
period 2025-06-30
Cingulate Inc.
filed 2025-08-19
CIK 1862150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_________.

Commission File Number: 001-40874

Cingulate Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3825535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 W. 47th Place Kansas City, KS	66205
(Address of principal executive offices)	(Zip Code)

(913) 942-2300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	CING	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Warrants, exercisable for shares of common stock	CINGW	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of August 15, 2025, 5,412,523 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Cingulate Inc.

Form 10-Q for the Quarter Ended June 30, 2025

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of filing this report with the Securities and Exchange Commission (SEC) and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

●	our ability to maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC (Nasdaq);

●	our lack of operating history and need for additional capital;

●	our plans to develop and commercialize our product candidates;

●	the timing of our planned clinical trials for CTx-1301, CTx-1302, and CTx-2103;

●	the timing of our New Drug Application (NDA) submissions for CTx-1302 and CTx-2103;

●	the timing of and our ability to obtain and maintain regulatory approvals for CTx-1301, CTx-1302, CTx-2103, or any other future product candidate;

●	the clinical utility of our product candidates;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to identify strategic partnerships;

●	our expected use of cash;
●	our competitive position and projections relating to our competitors or our industry;
●	our ability to identify, recruit, and retain key personnel;

●	the impact of laws and regulations;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act);

●	our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives; and

●	our estimates regarding future revenue and expenses.

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

PART I — FINANCIAL INFORMATION

Cingulate Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$8,900,183	$12,211,321
Other receivables	19,585	26,325
Prepaid expenses and other current assets	1,302,900	423,157
Total current assets	10,222,668	12,660,803

Property and equipment, net	1,798,320	2,104,675
Operating lease right-of-use assets	1,447,220	99,011

Total assets	13,468,208	14,864,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	872,853	1,270,280
Accrued expenses	501,786	1,039,625
Note payable, current	5,134,475	2,527,108
Finance lease liability, current	-	4,430
Operating lease liability, current	223,633	130,662
Total current liabilities	6,732,747	4,972,105

Long-term liabilities:
Operating lease liability, net of current	1,223,587	-
Note payable	-	2,436,879
Total long-term liabilities	1,223,587	2,436,879
Total liabilities	7,956,334	7,408,984

Stockholders’ Equity
Common Stock, $0.0001 par value; 240,000,000 shares authorized and 4,889,290 and 3,402,306 shares issued and outstanding as of June 30, 2025 and December 31, 2024	488	340
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Additional Paid-in-Capital	122,591,992	115,944,345
Accumulated deficit	(117,080,606)	(108,489,180)
Total stockholders’ equity	5,511,874	7,455,505

Total liabilities and stockholders’ equity	$13,468,208	$14,864,489

See notes to unaudited consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,700,939	$1,881,093	$4,923,565	$3,688,078
General and administrative	1,949,035	1,325,087	3,432,444	2,466,319
Operating loss	(4,649,974)	(3,206,180)	(8,356,009)	(6,154,397)

Interest and other income (expense), net	(138,761)	(3,497)	(235,417)	(27,757)
Loss before income taxes	(4,788,735)	(3,209,677)	(8,591,426)	(6,182,154)
Income tax benefit (expense)	-	-	-	-

Net loss and comprehensive loss	$(4,788,735)	$(3,209,677)	$(8,591,426)	$(6,182,154)

Net loss per share of common stock, basic and diluted	$(1.09)	$(5.47)	$(2.14)	$(12.28)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	4,389,465	586,313	4,020,231	503,598

See notes to unaudited consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

					Accumulated
	Common Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance January 1, 2024	97,293	10	$86,074,004	$(92,943,443)	$-	$(6,869,429)
Activity for the three months to March 31, 2024:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	23,650	2	3,115,282	-	-	3,115,284
Issuance of common stock in public offering, net of fees	296,000	30	6,432,862	-	-	6,432,892
Issuance of pre-funded warrants in connection with the conversion of related party note payable	-	-	2,734,739	-	-	2,734,739
Capital contribution in connection with conversion of related party note payable	-	-	586,511	-	-	586,511
Issuance of restricted common stock	596	-	24,024	-	-	24,024
Stock-based compensation expense	-	-	164,575	-	-	164,575
Net loss	-	-	-	(2,972,477)	-	(2,972,477)
Balance March 31, 2024	417,539	$42	$99,131,997	$(95,915,920)	$-	$3,216,119
Activity for the three months to June 30, 2024:
Issuance of common stock upon exercise of pre-funded warrants	86,334	9	(9)	-	-	-
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	121,279	12	1,109,990	-	-	1,110,002
Warrant inducement	143,958	14	1,614,549	-	-	1,614,563
Issuance of restricted common stock	11,652	1	98,433	-	-	98,434
Stock-based compensation expense	-	-	254,331	-	-	254,331
Net loss	-	-	-	(3,209,677)	-	(3,209,677)
Balance June 30, 2024	780,762	$78	$102,209,291	$(99,125,597)	$-	$3,083,772

Balance January 1, 2025	3,402,306	$340	$115,944,345	$(108,489,180)	$-	$7,455,505
Activity for the three months to March 31, 2025:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	423,893	42	1,920,315	-	-	1,920,357
Stock-based compensation expense	-	-	357,649	-	-	357,649
Net loss	-	-	-	(3,802,691)	-	(3,802,691)
Balance March 31, 2025	3,826,199	$382	$118,222,309	$(112,291,871)	$-	$5,930,820
Activity for the three months to June 30, 2025:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	1,038,969	104	4,182,295	-	-	4,182,399
Issuance of restricted common stock	24,122	2	96,667	-	-	96,669
Stock-based compensation expense	-	-	90,721	-	-	90,721
Net loss	-	-	-	(4,788,735)	-	(4,788,735)
Balance June 30, 2025	4,889,290	$488	$122,591,992	$(117,080,606)	$-	$5,511,874

See notes to unaudited consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(8,591,426)	$(6,182,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	312,280	327,381
Stock-based compensation	545,039	541,349
Accretion of discount on note payable	15,353	-
Amortization of debt issue costs	155,135	-
Changes in operating assets and liabilities:
Other receivables	6,740	12,375
Prepaid expenses and other current assets	(879,743)	(6,682)
Operating lease right-of-use assets	(1,348,209)	128,662
Trade accounts payable and accrued expenses	(935,266)	(5,137,926)
Current portion of operating lease liability	92,971	(40,742)
Long-term portion of operating lease liability	1,223,587	(130,663)
Net cash used in operating activities	(9,403,539)	(10,488,400)

Investing activities:
Purchase of property and equipment	(5,925)	(154,133)
Net cash used in investing activities	(5,925)	(154,133)
Financing activities:
Proceeds from the issuance of common stock and pre-funded common stock purchase warrants, net of fees	6,102,756	10,979,443
Principal payments on finance lease obligations	(4,430)	(8,398)
Net cash provided by financing activities	6,098,326	10,971,045

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(3,311,138)	328,512
Cash and cash equivalents at beginning of year	12,211,321	52,416
Cash and cash equivalents at end of period	$8,900,183	$380,928

Property and equipment accrued but not yet paid at end of period	$-	$220,370
Cash payments:
Interest paid	$16,250	$5,975

See notes to unaudited consolidated financial statements

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

The consolidated financial statements and notes for the periods ended June 30, 2025 and 2024, represent the full consolidation of Cingulate and its subsidiaries, including Cingulate Therapeutics LLC (CTx) and all references to the Company represent this full consolidation.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As a pre-revenue entity, the Company is dependent on the ability to raise capital to support operations until such time as the product candidates under development are U.S. Food and Drug Administration (FDA) approved, manufactured, commercially available to the marketplace and produce revenues. On June 30, 2025, the Company had cash and cash equivalents of approximately $8.9 million, and an accumulated deficit of approximately $117.1 million. However, the Company will need additional funding for operations and development. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources, including potential collaborations with other companies or other strategic transactions. Successful implementation of these plans involves both the Company’s efforts and factors that are outside its control, such as market factors and FDA approval of product candidates. The Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

(b) Unaudited Interim Financial Information

The accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024, the consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2025 and 2024, the consolidated statements of stockholders’ equity for the three and six-month periods ended June 30, 2025 and 2024, the consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related interim disclosures are unaudited. These unaudited consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying consolidated financial statements should be read in conjunction with the Company’s 2024 audited consolidated financial statements and the notes thereto.

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

(d) Impairment of Long-lived Assets

The Company assesses the carrying value of its long-lived assets, including property and equipment, as well as lease right of use (ROU) assets, when events or circumstances indicate that the carrying value of such assets may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset groups. No impairment was recognized during the six-month periods ended June 30, 2025 or 2024.

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

(f) Segments

Operating segments are defined as components of an enterprise for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company manages its business activities on a consolidated basis and operates as a single operating segment dedicated to the research and development and manufacturing of its product candidates. The Company’s CODM is its Chief Executive Officer. The CODM uses net loss, as reported in the Company’s Consolidated Statements of Operations and Comprehensive Loss, in evaluating performance of its segment and determining how to allocate resources of the Company as a whole, including investing in its research and development activities.

The measure used by the CODM for segment assets is reported in the Consolidated Balance Sheets as total consolidated assets.

The following table presents the operating results of the Company’s segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development
Clinical operations	$763,860	$65,966	$1,871,334	$1,143,156
Drug manufacturing and formulation	1,110,084	1,462,519	1,490,437	1,803,718
Personnel	409,220	343,762	970,554	649,714
Regulatory	417,775	8,846	591,240	91,490
Total research and development	2,700,939	1,881,093	4,923,565	3,688,078
General and administrative
Personnel	459,336	404,586	1,030,866	817,863
Legal and professional fees	968,987	494,468	1,474,487	810,153
Occupancy	88,359	73,846	149,986	174,533
Insurance	174,449	241,524	370,045	483,048
Other	257,904	110,663	407,060	180,722
Total general and administrative	1,949,035	1,325,087	3,432,444	2,466,319
Operating loss	(4,649,974)	(3,206,180)	(8,356,009)	(6,154,397)
Interest and other income (expense), net	(138,761)	(3,497)	(235,417)	(27,757)
Loss before income taxes	(4,788,735)	(3,209,677)	(8,591,426)	(6,182,154)
Income tax benefit (expense)	-	-	-	-

Net loss and comprehensive loss	$(4,788,735)	$(3,209,677)	$(8,591,426)	$(6,182,154)

(3) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Materials	$889,185	$29,025
Professional fees	223,918	-
Marketing fees	125,000	-
Dues and subscriptions	26,500	4,575
Insurance	17,597	-
Research and development	-	334,692
Other	20,700	54,865
	$1,302,900	$423,157

(4) Property and Equipment

Property and equipment, net consisted of the following at June 30, 2025 and December 31, 2024:

	Estimated
	Useful Life	June 30,	December 31,
	(in years)	2025	2024
Equipment	2-7	$4,358,261	$4,358,261
Furniture and fixtures	7	145,754	145,754
Computer equipment	5	46,994	46,994
Leasehold improvements	5	474,462	474,462
Construction-in-process- equipment	-	381,203	375,278
		5,406,674	5,400,749
Less: accumulated depreciation		(3,608,354)	(3,296,074)
		$1,798,320	$2,104,675

Depreciation expense was $312,280 and $327,381, respectively, for the six-month periods ended June 30, 2025 and 2024. Depreciation expense was $146,989 and $163,781, respectively, for the three-month periods ended June 30, 2025 and 2024.

(5) Accrued Expenses

Accrued expenses consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Interest	$267,984	$15,089
State franchise taxes	102,000	200,000
Research and development	96,216	341,956
Employee compensation	-	355,475
Insurance	-	34,469
CIP- Equipment	-	31,160
Professional fees	-	5,000
Other	35,586	56,476
	$501,786	$1,039,625

(6) Contingencies

The Company may, from time to time, be subject to legal proceedings and claims arising in the ordinary course of business and otherwise. A substantial legal liability against us could have an adverse effect on our business, financial condition and results of operations.

The Company records legal costs associated with loss contingencies as incurred and establishes reserves when those matters present material loss contingencies that management determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range. These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately if recovery is considered probable. Management’s judgment is required related to loss contingencies because the outcomes are difficult to predict, and the ultimate resolution may differ from our current analysis. The Company revises accruals in light of new information. While it is not possible to predict the outcome of loss contingencies with certainty, management is of the opinion that adequate provision for potential losses associated with any such matters has been made in the financial statements. No accruals for loss contingencies were recorded in the consolidated balance sheets as of June 30, 2025 or December 31, 2024.

In December 2023, the Company implemented salary reductions for all employees and the Board approved a contingent bonus plan in which the Company will pay to each employee three months after the filing date of the New Drug Application for CTx-1301, an amount equal to the base salary that was not paid to the employee plus 20%. Base salaries were reinstated in September 2024. This contingent bonus had not yet been deemed probable as of June 30, 2025 per the requirements of ASC Topic 450, Contingencies, thus was not recorded in the financial statements; however, it is reasonably possible that it will become due. The unpaid salary amounts plus 20%, estimated to be $722,824, may be paid in a combination of cash and equity awards, at the discretion of the Board.

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

From time to time, beginning on July 2, 2025, Lender may redeem a portion of the Promissory Note, not to exceed an amount of $550,000 per month. On the 90-day anniversary of the effective date of the Promissory Note, the Company was charged a monitoring fee equal to the outstanding principal balance on such date divided by 0.85 less the outstanding balance on such date. The monitoring fee and interest accrued on the monitoring fee will be forgiven, on a pro rata basis, each time the Company makes a cash payment on the Promissory Note. Subject to the terms and conditions set forth in the Promissory Note, the Company may prepay all or any portion of the outstanding balance of the Promissory Note at any time.

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

In connection with the Promissory Note, the Company incurred $46,277 of debt issuance costs. The debt issuance costs, the debt discount of $450,000 and the expenses payable by the Company of $30,000 have been recorded as a reduction in the carrying amount of the Promissory Note and are being amortized over the term of the Promissory Note using the effective interest rate method. As of June 30, 2025, the collective amount of unamortized debt discount and debt issuance costs were $345,525.

As of June 30, 2025, the outstanding principal balance of the Promissory Note plus accrued interest was $5,747,984.

The following table provides a breakdown of interest expense (income) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense - Streeterville Capital	$213,711	$-	$423,382	$-
Interest expense - other	16,250	5,667	16,295	5,975
Interest expense - WFIA	-	-	-	31,250
Interest income	(93,031)	(2,170)	(205,963)	(9,468)
	$136,930	$3,497	$233,714	$27,757

(8) Stockholders’ Equity

The Company has authorized 240,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock at June 30, 2025 and December 31, 2024, of which 4,889,290 and 3,402,306 shares of common stock were issued and outstanding, respectively. The Company has not issued any shares of preferred stock.

The holders of common stock are entitled to one vote for each share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment or provision for payment of all debts and liabilities of the Company, the holders of common stock shall be entitled to share in the remaining assets of the Company available for distribution, if any. Holders of shares of common stock are entitled to dividends when, as and if declared by the Board of Directors.

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

During the three months ended June 30, 2025 and 2024, the Company sold 364,963 and 31,858 shares of common stock, respectively, under the ATM Agreement, for net proceeds of $1,578,731 and $354,259. During the six months ended June 30, 2025 and 2024, the Company sold 565,447 and 55,858 shares of common stock, respectively, under the ATM Agreement, for net proceeds of $2,599,099 and $3,469,543.

Purchase Agreement with Lincoln Park

In April 2023, the Company entered into a purchase agreement (the Original LP Purchase Agreement) and a registration rights agreement (the Registration Rights Agreement) with Lincoln Park Capital Fund, LLC (Lincoln Park). Pursuant to the terms of the Original LP Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $12 million of the Company’s common stock subject to certain limitations and satisfaction of the conditions set forth in the Original LP Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, the Company filed with the SEC registration statements to register for resale under the Securities Act 2,685,417 shares of common stock that have been or may be issued to Lincoln Park under the Original LP Purchase Agreement.

During the three months ended June 30, 2025 and 2024, the Company sold 674,006 and 89,420 shares of common stock under the Original LP Purchase Agreement, for net proceeds of $2,613,247 and $755,703. During the six months ended June 30, 2025 and 2024, the Company sold 897,415 and 89,420 shares of common stock under the Original LP Purchase Agreement, for net proceeds of $3,513,236 and $755,703. As of June 30, 2025, the Company sold to Lincoln Park the maximum dollar value worth of common stock pursuant to the Original LP Purchase Agreement, and the Original LP Purchase Agreement thereupon expired in accordance with its terms.

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

At the Company’s 2024 annual meeting, shareholders approved an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder by 104,167 shares to 125,577. At the Company’s 2025 annual meeting, shareholders approved an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder by 800,000 shares to 1,141,826. As of June 30, 2025, 743,000 shares of common stock were available for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1st of each year until the expiration of the 2021 Plan, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, on a fully diluted basis, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

The Company recorded stock-based compensation expense of $448,370 and $418,906 during the six months ended June 30, 2025 and 2024, respectively. The Company recorded stock-based compensation expense of $90,721 and $254,331 during the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, there was $1,152,647 and $343,612, respectively, of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2021 Plan, which is expected to be recognized over the next one to four years.

A summary of option activity under the 2021 Plan during the six-month periods ended June 30, 2025 and 2024 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2024	4,821
Granted	15,994	$14.15	9.93	-
Exercised	-
Forfeitures or expirations	(628)
Outstanding at March 31, 2024	20,187
Granted	69,038	13.44	9.95
Exercised	-
Forfeitures or expirations	-
Outstanding at June 30, 2024	89,225

Vested and expected to vest at June 30, 2024	89,225
Exercisable at June 30, 2024	2,643

Outstanding at January 1, 2025	89,406
Granted	248,428	$4.44	9.87	-
Exercised	-
Forfeitures or expirations	-
Outstanding at March 31, 2025	337,834
Granted	61,005	4.14	9.98
Exercised	-
Forfeitures or expirations	-
Outstanding at June 30, 2025	398,839

Vested and expected to vest at June 30, 2025	398,839
Exercisable at June 30, 2025	131,986

The Company’s stock options issued qualify for equity accounting treatment under ASC 718, Compensation- Stock Compensation, and are measured at fair value as of their grant date accordingly. The fair value of the options were estimated using a Black-Scholes model. The assumptions that the Company used to estimate the grant-date fair value of stock options granted to employees and directors during the six-month periods ending June 30, 2025 and 2024 were as follows, shown on a weighted average basis:

	June 30,	June 30,
	2025	2024
Risk-free interest rate	4.35%	4.32%
Expected term (in years)	5.73	5.42
Expected volatility	1.58	1.44
Expected dividend yield	0%	0%

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

The grant-date fair value of options granted during the three months ended June 30, 2025 ranged from $3.56 to $3.73 and the grant-date fair value of options granted during the six months ended June 30, 2025 ranged from $3.56 to $4.22.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock. Because there were no stock options with exercise prices lower than the fair value of the Company’s common stock, the aggregate intrinsic value is zero as of June 30, 2025 and December 31, 2024.

(11) Common Stock Purchase Warrants

The following table summarizes the Company’s outstanding common stock purchase warrants as of June 30, 2025:

			Issuance Date	Issuance Date
	Number of	Exercise	Fair Value	Fair Value
	Warrants	Price	per Warrant	Total
December 2021 Initial Public Offering Warrants	19,965	$1,440.00	$1,144.80	$22,855,932
December 2021 Placement Agent Warrants	868	$1,800.00	$1,113.48	966,501
September 2023 Public Offering Series A Warrants	28,855	$13.56	$129.84	3,746,533
September 2023 Public Offering Series B Warrants	14,428	$13.56	$101.04	1,457,805
September 2023 Placement Agent Warrants	1,443	$172.80	$127.56	184,069
February 2024 Public Offering Series A Warrants	135,417	$24.00	$14.04	1,901,255
February 2024 Public Offering Series B Warrants	67,708	$24.00	$11.88	804,371
February 2024 Placement Agent Warrants	12,500	$30.00	$13.80	172,500
June 2024 Series C Warrants	354,167	$7.020	$3.24	1,147,501
June 2024 Series D Warrants	177,083	$7.020	$2.40	424,999
July 2024 Placement Agent Warrants	21,250	$8.780	$2.23	47,388
Balance- June 30, 2025	833,684			$33,708,854

(12) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. No deferred income tax benefit or expense was recorded for the three-month periods ended June 30, 2025 and 2024 or the six-month periods ended June 30, 2025 and 2024, for federal or state income taxes.

Income tax expense differed from the expected expense computed by applying the U.S. Federal income tax rate as follows:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Federal income tax benefit at statutory rate	$(1,004,778)	$(709,986)	$(1,803,354)	$(1,298,252)
State income tax benefit	(245,082)	(191,142)	(439,546)	(346,052)
Permanent differences	3,346	2,420	6,650	6,074
Change in valuation allowance	1,247,371	897,439	2,237,364	1,667,878
Other	(857)	1,269	(1,114)	(29,648)
Total income tax expense	$-	$-	$-	$-

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items. The Company recorded a valuation allowance of its net deferred tax assets totaling $19,670,515 as of June 30, 2025 and $17,405,569 at December 31, 2024, the current year portion which was recorded as a component of income tax expense on the accompanying consolidated statements of operations and other comprehensive loss.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Companies are not subject to U.S. federal and state income tax examinations by tax authorities for years before 2018.

The Company follows the provisions of FASB ASC 740, Income Taxes, to evaluate uncertain tax positions. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material uncertain tax positions requiring recognition in the consolidated financial statements as of June 30, 2025 or December 31, 2024.

(13) Leases

In May 2025, the Company executed a lease agreement to renew the office space for its headquarters in Kansas City, Kansas. The lease has a five-year term that commenced on June 1, 2025 with total rent of $33,145 per month over the lease term. The operating lease right-of-use asset was $1,447,220, the current portion of the operating lease liability was $223,633 and the long-term portion of the lease liability was $1,223,587 as of June 30, 2025.

(14) Subsequent Events

Management evaluated events that occurred subsequent to June 30, 2025, through August 19, 2025, which is the date the interim financial statements were issued.

Subsequent to June 30, 2025, the Company entered into five separate agreements with Lender to exchange an aggregate of $1,225,000 in principal for 268,738 shares of common stock, thereby extinguishing that portion of the Promissory Note. See Note 7 for additional information regarding the Promissory Note.

On July 21, 2025, the Company entered into a new purchase agreement with Lincoln Park (2025 LP Purchase Agreement), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $25.0 million of common stock (subject to certain limitations and satisfaction of the conditions set forth in the 2025 LP Purchase Agreement) from time to time and at the Company’s sole discretion over the 36-month term of the 2025 LP Purchase Agreement. Pursuant to the terms of the 2025 LP Purchase Agreement, on July 21, 2025, the Company issued 120,424 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock under the 2025 LP Purchase Agreement. In August 2025, the Company sold 69,389 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $349,998.

On July 31, 2025, the Company submitted the New Drug Application for CTx-1301 to the FDA.

Subsequent to June 30, 2025, the Company sold 64,682 shares of common stock under the ATM Agreement, for net proceeds of $340,253.

On August 7, 2025, the employment of Laurie A. Myers, the Company’s former Executive Vice President and Chief Operating Officer, terminated.

On August 14, 2025, the Board (i) placed Shane Schaffer, Chairman and Chief Executive Officer, on administrative leave pending the resolution of personal legal proceedings, (ii) appointed Jennifer Callahan, the Company’s current Chief Financial Officer, to serve as interim Chief Executive Officer, effective immediately and (iii) appointed John A. Roberts, a current member of the Board, to serve as Executive Chairman of the Board, effective immediately. Ms. Callahan will continue to serve as Chief Financial Officer while serving as interim Chief Executive Officer until further action by the Board. In his role as Executive Chairman, Mr. Roberts will among other services, provide operational support to the Company’s executive management team.

On July 4, 2025, the U.S. President signed into law the “One Big Beautiful Bill Act” (“OBBBA”). The OBBBA imposes various changes to U.S. federal income tax regulation, including restoring bonus depreciation, removing the requirement to capitalize and amortize domestic research and development expenditures, increasing interest deductibility and reducing certain international deductions. The OBBBA also included certain modifications to the Inflation Reduction Act of 2022, including extending the clean fuel production tax credit from 2027 through 2029. Effects of changes in tax laws, including retroactive changes, are recognized in the financial statements in the period that the changes are enacted. The Company is currently evaluating the potential impact of the OBBBA on its deferred tax balances and other changes required to its financial statements, which will be reflected in the third quarter 10-Q as the enactment date was after period end.

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

Since inception in 2012, our operations have focused on developing our product candidates, primarily CTx-1301, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations through public and private capital raised. Cumulative capital raised from these sources, including debt financing, was approximately $113.5 million as of June 30, 2025.

We have incurred significant losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $4.8 million and $3.2 million for the three months ended June 30, 2025 and 2024, respectively. See “Results of Operations” below for an explanation of the fluctuations in our net losses. As of June 30, 2025, we had an accumulated deficit of $117.1 million.

We expect to continue to incur significant expenses and operating losses in the near term, as we:

●	seek regulatory approval for CTx-1301;

●	continue research and development activities for our existing and new product candidates, primarily for CTx-1301;

●	continue manufacturing activities, primarily relating to CTx-1301;

●	advance commercialization efforts for CTx-1301; and

●	operate as a public company.

We filed our NDA for CTx-1301 with the FDA on July 31, 2025 and believe our cash will satisfy our capital needs into late 2025 under our current business plan. To advance our commercialization efforts for CTx-1301 into early 2026, we will need to raise approximately $1.5 million of additional capital. We will also need additional capital to advance our other programs. See “Liquidity and Capital Resources” below.

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

Management Update

On August 7, 2025, the employment of Laurie A. Myers, our former Executive Vice President and Chief Operating Officer, terminated.

On August 9, 2025, Shane Schaffer, Chairman and Chief Executive Officer, was charged with one count of aggravated domestic battery. On August 14, 2025, the Board (i) placed Shane Schaffer on administrative leave pending the resolution of the legal proceedings, (ii) appointed Jennifer Callahan, our current Chief Financial Officer, to serve as interim Chief Executive Officer, effective immediately and (iii) appointed John A. Roberts, a current member of the Board, to serve as Executive Chairman of the Board, effective immediately. Ms. Callahan will continue to serve as Chief Financial Officer while serving as interim Chief Executive Officer until further action by the Board. In his role as Executive Chairman, Mr. Roberts will among other services, provide operational support to our executive management team.

Clinical, Manufacturing and Business Update

CTx-1301: We designed our clinical program for CTx-1301 (dexmethylphenidate), our lead, investigational product candidate for the treatment of ADHD, based on U.S. Food and Drug Administration (FDA) feedback regarding our CTx-1301 clinical plan, and longstanding guidance on the streamlined approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.

In order to meet the pharmacology requirement for the CTx-1301 NDA submission, we completed a food effect study in October 2022 (25mg dose) and December 2024 (50mg dose). Each study demonstrated that CTx-1301 can be taken with or without food.

We initiated two CTx-1301 Phase 3 clinical studies in pediatric and adolescent patients- a fixed dose study and a dose-optimized onset and duration study in a laboratory classroom setting in the third quarter of 2023. Based upon written communication with the FDA that further conduct of these pediatric and adolescent studies is not required for the submission of an NDA, we closed enrollment on both Phase 3 trials. Analysis of the safety data from the two closed Phase 3 trials and the 50mg dose food effect study revealed that no subjects experienced a serious treatment emergent adverse event (TEAE), a serious TEAE or a TEAE leading to death and there were no clinically relevant trends in TEAEs overall. A final analysis that combines both adult and pediatric safety and efficacy data was included in the NDA submission for CTx-1301.

On July 29, 2025, we received a PDUFA (Prescription Drug User Fee Act) fee waiver from the FDA for our NDA for CTx-1301. On July 31, 2025, we submitted the NDA for CTx-1301 to the FDA.

CTx-2103: We have embarked on a program to develop CTx-2103 (buspirone), for the treatment of anxiety, the most common mental health disorder in the United States. We completed a formulation study in which the pharmacokinetics were evaluated for this trimodal tablet providing three precisely timed doses of buspirone versus one immediate release dose. In addition, scintigraphic imaging visualized transit of the tablets through the gastrointestinal tract to confirm both the site and onset of release, which will then be correlated with pharmacokinetic data to establish the full release profile of the CTx-2103 formulation. Based on the pharmacokinetic profile seen in the data, CTx-2103 achieved a triple release of buspirone. These results provided the critical information required to allow us to request a Pre-IND meeting with the FDA to discuss the design of our clinical and regulatory program for CTx-2103 which occurred in the fourth quarter of 2023. We received input from the FDA regarding the regulatory pathway for CTx-2103, and the design of clinical studies for filing of an IND. Based on this FDA feedback, we believe that we can seek and win approval of CTx-2103 under the 505(b)(2) pathway, which typically requires less time and resources than the 505(b)(1) full NDA pathway. Additional capital resources will be required to continue the development of this product candidate.

CTx-1302: We plan to initiate the clinical plan for CTx-1302 (dextroamphetamine), our second investigational asset for the treatment of ADHD, pending additional capital resources.

We entered into a master services agreement with Indegene, Inc. (Indegene) to partner in the commercialization of CTx-1301 in the United States. Indegene’s comprehensive commercialization infrastructure includes marketing, sales, market access and pricing, commercial operations, pharmacovigilance, and an unparalleled omnichannel platform. We continue to negotiate potential international licensing agreements while remaining open to a strategic partnership in the United States.

Securities Issuances

We entered into an At The Market Offering Agreement (ATM Agreement) with H.C. Wainwright & Co., LLC (HCW), as sales agent, in January 2023 as amended in May 2023, pursuant to which we may offer and sell, from time to time through HCW, shares of our common stock for aggregate proceeds of up to $23.5 million based on prospectus supplements filed with the SEC through the date of this report (upon the terms and subject to the conditions and limitations set forth in the ATM Agreement). In the three months ended June 30, 2025, we sold 364,963 shares of common stock under the ATM Agreement, for net proceeds of $1,578,731, after deducting $54,363 of compensation to HCW and other administration fees. Subsequent to June 30, 2025, we sold 64,682 shares of common stock under the ATM Agreement, for net proceeds of $340,253, after deducting $12,527 of compensation to HCW and other administration fees.

In April 2023, we entered into a purchase agreement (Original LP Purchase Agreement) with Lincoln Park Capital Fund LLC (Lincoln Park). Pursuant to the Original LP Purchase Agreement, Lincoln Park agreed to purchase from us up to an aggregate of $12.0 million of common stock (upon the terms and subject to the conditions and limitations set forth in the Original LP Purchase Agreement) from time to time and at our sole discretion over the 36-month term of the Original LP Purchase Agreement. During the quarter ended June 30, 2025, we sold 674,006 shares of common stock under the Original LP Purchase Agreement, for net proceeds of $2,613,247. As of June 30, 2025, the Company sold to Lincoln Park the maximum dollar value worth of common stock pursuant to the Original LP Purchase Agreement, and the Original LP Purchase Agreement thereupon expired in accordance with its terms

On July 21, 2025, we entered into a new purchase agreement with Lincoln Park (2025 LP Purchase Agreement), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $25.0 million of common stock (subject to certain limitations and satisfaction of the conditions set forth in the 2025 LP Purchase Agreement) from time to time and at the Company’s sole discretion over the 36-month term of the 2025 LP Purchase Agreement. Pursuant to the terms of the 2025 LP Purchase Agreement, the Company issued 120,424 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock under the 2025 LP Purchase Agreement. In August 2025, we sold 69,389 shares of common stock to Lincoln Park, under the 2025 LP Purchase Agreement, for net proceeds of $349,998.

Subsequent to June 30, 2025, the Company entered into five separate agreements with Streeterville Capital, LLC to exchange an aggregate of $1,225,000 in principal for 268,738 shares of common stock, thereby extinguishing that portion of the promissory note with Streeterville Capital.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,			%
(in thousands)	2025	2024	Increase	Increase
Operating Expenses:
Research and development	$2,701	$1,881	$820	43.6%
General and administrative	1,949	1,325	624	47.1%
Operating Loss	(4,650)	(3,206)	1,444	45.0%
Interest and other income (expense), net	(139)	(3)	136	NM
Net Loss	$(4,789)	$(3,209)	$1,580	49.2%

Research and development expenses

The following table summarizes our research and development (R&D) expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,			%
(in thousands)	2025	2024	Increase	Increase
Clinical operations	$764	$66	$698	NM
Drug manufacturing and formulation	1,110	1,462	(352)	(24.1)%
Personnel expenses	409	344	65	18.9%
Regulatory costs	418	9	409	NM
Total research and development expenses	$2,701	$1,881	$820	43.6%

R&D expenses were $2.7 million for the three months ended June 30, 2025, an increase of $0.8 million or 43.6% from the three months ended June 30, 2024. This change was primarily the result of an increase in clinical operations and regulatory costs in the three months ended June 30, 2025 as compared to the same period in 2024, which was partially offset by a decrease in manufacturing costs. The increase in clinical operations costs is the result of the close-out and analytical activities required for NDA submission related to two Phase 3 studies for CTx-1301, the fixed dose pediatric and adolescent safety and efficacy study and the pediatric does optimization and duration study. Regulatory costs increased in the three months ended June 30, 2025 as compared to the same period in 2024 due to preparation for the pre-NDA meeting with the FDA and NDA submission during the first quarter of 2025. The decrease in manufacturing costs in the three months ended June 30, 2025 as compared to the same period in 2024 was due to more significant manufacturing costs in 2024 related to the completion of registration batches of CTx-1301.

General and administrative expenses

The following table summarizes our general and administrative (G&A) expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2025	2024	(Decrease)	(Decrease)
Personnel expenses	$459	$404	$55	13.6%
Legal and professional fees	969	494	475	96.2%
Occupancy	88	74	14	18.9%
Insurance	175	241	(66)	(27.4)%
Other	258	112	146	130.4%
Total general and administrative expenses	$1,949	$1,325	$624	47.1%

Total G&A expenses were $1.9 million for the three months ended June 30, 2025, an increase of $0.6 million or 47.1% from the three months ended June 30, 2024. This is primarily the result of an increase in legal and professional fees. The increase in legal and professional fees was due to an increase in certain legal, financial and accounting fees.

Interest and other income (expense), net

The following table summarizes interest and other income (expense), net for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,			%
(in thousands)	2025	2024	Increase	Increase
Interest and other income (expense), net	$(139)	$(3)	$136	NM

Total interest and other income (expense), net for the three months ended June 30, 2025 and June 30, 2024 relates to interest incurred on the outstanding notes payable, offset by interest earned on invested balances. The increase in interest expense for the period ended June 30, 2025 is related to interest expense incurred on the promissory note which was executed in December 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,			%
(in thousands)	2025	2024	Increase	Increase
Operating Expenses:
Research and development	$4,924	$3,688	$1,236	33.5%
General and administrative	3,432	2,466	966	39.2%
Operating Loss	(8,356)	(6,154)	2,202	35.8%
Interest and other income (expense), net	(236)	(28)	208	NM
Net Loss	$(8,592)	$(6,182)	$2,410	39.0%

Research and development expenses

The following table summarizes our R&D expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,			%
(in thousands)	2025	2024	Increase	Increase
Clinical operations	$1,872	$1,143	$729	63.8%
Drug manufacturing and formulation	1,490	1,803	(313)	(17.4)%
Personnel expenses	970	650	320	49.2%
Regulatory costs	592	92	500	NM
Total research and development expenses	$4,924	$3,688	$1,236	33.5%

R&D expenses were $4.9 million for the six months ended June 30, 2025, an increase of $1.2 million or 33.5% from the six months ended June 30, 2024. This change was primarily the result of an increase in clinical operations, personnel expenses and regulatory costs in the six months ended June 30, 2025 as compared to the same period in 2024, which were partially offset by a decrease in manufacturing costs. The increase in clinical operations costs is the result of the close-out and analytical activities required for NDA submission related to two Phase 3 studies for CTx-1301, the fixed dose pediatric and adolescent safety and efficacy study and the pediatric does optimization and duration study. Regulatory costs increased in the six months ended June 30, 2025 as compared to the same period in 2024 due to preparation for the pre-NDA meeting with the FDA and NDA submission. Personnel costs increased in the six months ended June 30, 2025 as compared to the same period in 2024 due to the reinstatement of base salaries in September 2024 following salary reduction measures which had been implemented in late 2023. The decrease in manufacturing costs in the six months ended June 30, 2025 as compared to the same period in 2024 was due to more significant manufacturing costs in 2024 related to the completion of registration batches of CTx-1301.

General and administrative expenses

The following table summarizes our G&A expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2025	2024	(Decrease)	(Decrease)
Personnel expenses	$1,030	$817	$213	26.1%
Legal and professional fees	1,474	810	664	82.0%
Occupancy	150	175	(25)	(14.3)%
Insurance	371	482	(111)	(23.0)%
Other	407	182	225	123.6%
Total general and administrative expenses	$3,432	$2,466	$966	39.2%

Total G&A expenses were $3.4 million for the six months ended June 30, 2025, an increase of $1.0 million or 39.2% from the six months ended June 30, 2024. This is primarily the result of an increase in legal and professional fees. The increase in professional fees was due to an increase in certain financial, accounting and legal fees.

Interest and other income (expense), net

The following table summarizes interest and other income (expense), net for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,			%
(in thousands)	2025	2024	Increase	Increase
Interest and other income (expense), net	$(236)	$(28)	$208	NM

Total interest and other income (expense), net for the six months ended June 30, 2025 and June 30, 2024 relates to interest incurred on outstanding notes payable, offset by interest earned on invested balances. The increase in interest expense for the period ended June 30, 2025 is related to interest expense incurred on the promissory note which was executed in December 2024.

Cash Flows

	Six Months Ended
	June 30,
	2025	2024
Net cash (used in) operating activities	$(9,500)	$(10,488)
Net cash (used in) investing activities	(6)	(154)
Net cash provided by financing activities	6,195	10,971
Net increase (decrease) in cash and cash equivalents	$(3,311)	$329

Cash Flows from Operating Activities

Net cash used in operating activities was $9.5 million for the six months ended June 30, 2025. Cash used in operating activities was primarily due to the use of funds in our operations and to develop CTx-1301 resulting in a net loss of $8.6 million, prior to the effects of two noncash items, stock-based compensation expense of $0.4 million and depreciation expense of $0.3 million. Changes in operating assets and liabilities included a decrease in trade accounts payable and accrued expenses of $0.9 million primarily due to the payment of vendor balances in the first quarter of 2025 and an increase in prepaid expenses and other current assets of $0.9 million primarily due to payments for professional and marketing fees.

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

Cash Flows from Investing Activities

Net cash used in investing activities for both the six-month periods ended June 30, 2025 and June 30, 2024 was primarily related to the purchase of equipment to support our research and development.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2025 was related to the cash proceeds from the issuance of common stock pursuant to the ATM Agreement and the Original LP Purchase Agreement.

Net cash provided by financing activities for the six-month period ended June 30, 2024 was related to the cash proceeds from the issuance of common stock pursuant to the ATM Agreement, the Original LP Purchase Agreement and the issuance of equity in February 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012 through June 30, 2025, we have not generated any revenue and have incurred significant operating losses and negative cash flow from our operations.

In the three months ended June 30, 2025, we sold 364,963 shares of common stock under the ATM Agreement, for net proceeds of $1,578,731, after deducting $54,363 of compensation to HCW and other administration fees. Subsequent to June 30, 2025, we sold 64,682 shares of common stock under the ATM Agreement, for net proceeds of $340,252, after deducting $12,527 of compensation to HCW and other administration fees.

During the three months ended June 30, 2025, we sold 674,006 shares of common stock under the Original LP Purchase Agreement, for net proceeds of $2,613,247. Subsequent to June 30, 2025, we sold 69,389 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $349,998.

As of June 30, 2025, we had cash and cash equivalents of $8.9 million. We believe our cash will satisfy our capital needs into late 2025 under our current business plan. To advance our commercialization efforts for CTx-1301 into early 2026 we will need to raise approximately $1.5 million of additional capital. Changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity while producing a modest return on investment. Accordingly, our cash equivalents are invested primarily in money market funds which are currently providing only a minimal return given the current interest rate environment.

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

For example, pursuant to the Note Purchase Agreement with Streeterville Capital, LLC, we are subject to certain restrictions on our ability to issue securities during the term of the promissory note. Specifically, we have agreed, among other things, to refrain from entering into any agreement or covenant that locks up, restricts or otherwise prohibits us from entering into a variable rate transaction with Lender or any of its affiliates, or from issuing common stock or other equity or debt securities to Lender or any of its affiliates. If we breach the Note Purchase Agreement, we may be obligated to indemnify Lender for loss or damage arising as a result of any breach or alleged breach by us of the Note Purchase Agreement, which may affect our business operations and financial condition. Additionally, the promissory note provides that following an event of default under the promissory note, Lender has the right to seek and receive injunctive relief from a court or an arbitrator prohibiting us from issuing any of our common stock or preferred stock to any party unless fifty percent of the gross proceeds received by us in connection with such issuance are simultaneously used to make a payment under the promissory note. Lender also has the right to seek and receive injunctive relief from a court or arbitrator to prevent the consummation of any fundamental transaction, as defined in the promissory note, unless it contains a closing condition that the promissory note is paid in full upon consummation of the transaction or the lender has provided its written consent to such transaction.

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

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2025 that will affect our future liquidity.

We entered into a patent and know-how licensing agreement with BDD Pharma Limited in August 2018. See “Item 1. Business – Material Agreements” section of our Form 10-K for a description of this agreement. We are required to pay BDD Pharma certain amounts in connection with clinical trial and regulatory milestones. The first milestone payment of $250,000 was paid in February 2023 upon dosing of the first patient in the Phase 3 adult onset and duration study for CTx-1301. Additional payments will become due upon completion of certain milestones as defined in the agreement. The next milestone payment of $250,000 is due upon submission of the NDA.

We entered into agreements with Societal, our CMO, for both the manufacturing of pre-process validation batches of our lead asset, CTx-1301 and active pharmaceutical ingredients and materials to be used in process validation batches with a total estimated cost of approximately $2.4 million.

In May 2025, the Company executed a lease to renew the office space for its headquarters in Kansas City, Kansas. The lease has a five-year term that commenced on June 1, 2025 with total rent of $33,145 per month over the lease term. The operating lease right-of-use asset was $1,447,220, the current portion of the operating lease liability was $223,633 and the long-term portion of the lease liability was $1,223,587 as of June 30, 2025.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change that is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have incurred a net loss for the three months ended June 30, 2025 and 2024 and had accumulated losses of $117.1 million since inception to June 30, 2025. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our sources of capital have included private capital raises in various classes of units of CTx prior to the Reorganization Merger, the issuance of equity securities in connection with our initial public offering (IPO), follow-on public offerings in September 2023 and February 2024, sales of common stock under our ATM Agreement, Original LP Purchase Agreement and 2025 LP Purchase Agreement, a private placement with WFIA, the WFIA Note, which was subsequently converted to equity, the June 2024 warrant inducement and the issuance of the promissory note in December 2024. Additional capital will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such capital will be available when needed or on acceptable terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Our Disclosure Controls

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Interim Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025, has concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. In December 2023, two executive officers, including our Chief Financial Officer, and two clinical operations employees resigned. On January 25, 2024, we appointed Ms. Callahan as our Senior Vice President and Chief Financial Officer. In August 2025, the employment of our Chief Operating Officer was terminated. Also in August 2025, our Chairman and Chief Executive Officer was placed on administrative leave, and in connection with that action, our Chief Financial Officer was appointed to serve as interim Chief Executive Officer and a current member of our Board was appointed to serve as Executive Chairman of the Board.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

In the second quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cingulate Inc., as amended to date	10-Q	3.1	8/13/2024
3.2	Amended and Restated Bylaws of Cingulate Inc.	10-K	3.2	3/28/2022
10.1	Master Services Agreement, effective May 7, 2025, between Indegene, Inc. and Cingulate Therapeutics LLC	10-Q	10.4	5/8/2025
10.2	Amendment No. 2 to the Cingulate Inc. 2021 Omnibus Equity Incentive Plan	8-K	10.1	6/11/2025
10.3*+	Employment Agreement, dated July 8, 2025, between Cingulate Therapeutics LLC and Nilay D. Patel
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed Herewith

** Furnished Herewith

+ Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULATE INC.

Date: August 19, 2025	By:	/s/ Jennifer L. Callahan
Jennifer L. Callahan
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

