Form 10-K
period 2025-12-31
Cingulate Inc.
filed 2026-03-18
CIK 1862150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-40874

Cingulate Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3825535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 W. 47th Place Kansas City, KS	66205
(Address of principal executive offices)	(Zip Code)

(913) 942-2300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	CING	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Warrants, exercisable for common stock	CINGW	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of the registrant’s common stock on June 30, 2025 was approximately $19.4 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 per share, as of March 13, 2026 was 11,628,613.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cingulate Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of filing this annual report with the SEC and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

●	our ability to maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”);

●	our ability to obtain approval for CTx-1301 and the timing of any such approval;

●	our lack of operating history and need for additional capital;

●	our plans to develop and commercialize our product candidates;

●	the timing of our planned clinical trials for our product candidates;

●	the timing of our New Drug Application (“NDA”) submissions for our product candidates;

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

●	the clinical utility of our product candidates;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to identify strategic partnerships;

●	our expected use of cash;
●	our competitive position and projections relating to our competitors or our industry;
●	our ability to identify, recruit, and retain key personnel;

●	the impact of laws and regulations;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2021 (the “JOBS Act”);

●	our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives; and

●	our estimates regarding future revenue and expenses.

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

We are targeting the ADHD treatment market, with an estimated US market size of approximately 100 million annual prescriptions of stimulants, as of September 2025. Furthermore, the average branded long-acting stimulant wholesale acquisition cost (WAC) is $495/Rx. It is reasonable to assume that a 1% market share capture would represent approximately $250 to $300 million in annual revenue less rebates and discounts in this marketplace. Stimulants are historically the most commonly prescribed class of medications for ADHD and accounted for approximately 90% of all ADHD medication prescriptions in the United States during the year ended September 30, 2025. For example, by contrast, non-stimulant medications are typically employed only in the second-line or adjunctive therapy setting. Extended-release, or long-acting, dosage forms of stimulant medications are most frequently deployed as the first-line treatment for ADHD. Most of these extended-release dosage forms are approved for once-daily dosing in the morning and were designed to eliminate the need for re-dosing during the day. However, with the current ‘once-daily’ extended-release dosage forms, most patients still receive a second or “booster” dose for administration later in the day (typically in the early afternoon) to achieve active-day coverage and suffer from a multitude of unwanted side effects as a result. We believe there is a significant, unmet need within the current treatment paradigm for true once-daily ADHD stimulant medications with lasting duration to better serve the needs of patients throughout the entire active-day.

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

We have also embarked on a program to develop CTx-2103 (buspirone), for the treatment of anxiety, which is one of the most common mental health concerns in the United States. In 2025, United States sales of buspirone accounted for over $1 billion of sales in the $15.2 billion anxiety and depression market. According to OptumRx Commercial data, the average patient takes 2.3 doses of buspirone per day. CTx-2103 is being designed as a true, once-daily administration of buspirone that incorporates our proprietary PTR™ drug delivery platform. Buspirone, an azapirone derivative and a 5-HT1A partial agonist, was the first non-benzodiazepine anxiolytic introduced for the treatment of generalized anxiety disorder. Buspirone may exhibit a decreased side-effect profile compared to other anxiolytic treatments. Unlike benzodiazepines and barbiturates, there is no associated risk of physical dependence or withdrawal with buspirone use due to the lack of effects on gamma-aminobutyric acid receptors. Furthermore, buspirone is not regulated as a controlled substance by DEA or under the Controlled Substances Act of 1970 (the “CSA”).

CTx-1301

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

A Phase 3 adult dose-optimization study to assess the efficacy and safety, along with onset and duration, of CTx-1301 in adults with ADHD was initiated in December 2022 and completed in June 2023. Results were presented at the 2023 Psych Congress and were presented at the 2024 American Professional Society of ADHD and Related Disorders (“APSARD”) in January 2024. This Phase 3 CTx-1301 study (NCT05631626) assessed efficacy and safety along with onset and duration of CTx-1301 in 21 adults (age range: 18-55 years) with ADHD in an adult laboratory classroom setting. The study did not achieve statistical significance on the primary efficacy endpoint but CTx-1301 demonstrated a trend toward significance in improving Permanent Product Measure of Performance (“PERMP”) scores compared to the placebo. Clinical Global Impression Scale (“CGI-S”) scores with CTx-1301 compared to placebo also showed significant improvements that were indeed statistically significant for this secondary endpoint. The treatment effect size of CTx-1301 in this trial was notable – starting at 30 minutes and demonstrated the ability of CTx-1301 to improve upon ADHD symptoms in patients over an entire active day.

In addition, we initiated two CTx-1301 Phase 3 clinical studies in pediatric and adolescent patients - a fixed dose study (NCT05286762) and a dose-optimized onset and duration study in a laboratory classroom setting (NCT05924594) – in the third quarter of 2023. Based on written communication with the Food and Drug Administration (“FDA”) that further conduct of these pediatric and adolescent studies was not required for the submission of an NDA, we closed enrollment on both Phase 3 trials. Analysis of the safety data from the two closed Phase 3 trials and the 50mg dose food effect study revealed that no subjects experienced a serious treatment emergent adverse event (“TEAE”), a serious TEAE or a TEAE leading to death and there were no clinically relevant trends in TEAEs overall. A final analysis that combines both adult and pediatric safety and efficacy data was included in the NDA submission for CTx-1301 which was submitted to the FDA on July 31, 2025. The FDA accepted for review the NDA for CTx-1301 and assigned a PDUFA target action date of May 31, 2026. However, there can be no assurance that approval of CTx-1301 will occur on or about the PDUFA date or that approval of CTx-1301 will occur at all. See “Risk Factors—We depend heavily on the success of CTx-1301. If we are unable to secure approval of CTx-1301, we will never be able to generate revenues from CTx-1301, and our ability to create stockholder value will be severely limited” on page 46.

We were issued a first European patent for CTx-1301 for the treatment of ADHD on August 14, 2024 and a second European patent for CTx-1301 for the treatment of ADHD on December 17, 2025. The patent applications will include up to 30 European territories, including the United Kingdom, and will provide patent protection until 2042. We are awaiting prosecution of patents in the US and other geographies. On March 17, 2026 the United States Patent and Trademark Office (USPTO) issued a Notice of Allowance for a patent application covering CTx-1301.

CoreRx, Inc., doing business as Bend Biosciences, a contract development and manufacturing organization (“CDMO”), will manufacture all clinical, registration, and, if approved, commercial batches of our lead ADHD candidate, CTx-1301. Manufacturing will occur at a suite within the CDMO’s Gainesville, GA facility that is outfitted with equipment supplied by us.

In March 2023, we entered into a joint commercialization agreement with Indegene, Inc. (“Indegene”) to partner in the commercialization of CTx-1301 in the United States pending FDA approval. The joint commercialization agreement was replaced with a master services agreement in May 2025 (the “Commercialization Agreement”). We are able to utilize Indegene for commercialization services for CTx-1301, including marketing, market access and pricing, commercial operations, and an unparalleled omnichannel on a fee for service basis in the United States.

In November 2025, we entered into a into a licensing and services master agreement with IQVIA Inc. (“IQVIA”) to partner in the commercialization of CTx-1301 in the United States pending FDA approval. We are able to utilize IQVIA for commercialization services for CTx-1301, including field sales and national account management.

CTx-1302

We plan to initiate the clinical plan for CTx-1302 (dextroamphetamine), our second investigational asset for the treatment of ADHD, pending additional capital resources.

CTx-2103

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

Our Clinical Development Pipeline

Our Strategy

Our goal is to be a leading, innovative biopharmaceutical company focused on the development, manufacturing and commercialization of next generation pharmaceutical products that utilize our PTR drug delivery platform technology to create dosing schedules and drug release profiles that will improve the lives of patients suffering from a multitude of frequently diagnosed conditions. Key initial elements of our business strategy to achieve this goal are to:

●	Obtain regulatory approval for CTx-1301 for the treatment of ADHD. In October 2020, we announced positive results from a Phase 1/2 study of CTx-1301 in ADHD patients establishing tolerability, comparative bioavailability, and dose proportionality of CTx-1301 versus Focalin® XR. A Phase 3 adult dose-optimization study to assess the efficacy and safety, along with onset and duration, of CTx-1301 in adults with ADHD was initiated in December 2022 and completed in June 2023. Results were presented at the 2024 APSARD in January 2024. In addition, we initiated two CTx-1301 Phase 3 clinical studies in pediatric and adolescent patients- a fixed dose study and a dose-optimized onset and duration study in a laboratory classroom setting – in the third quarter of 2023. Based on written communication with the FDA that further conduct of these pediatric and adolescent studies is not required for the submission of an NDA, we closed enrollment on both Phase 3 trials. In addition, per FDA guidance, we completed a food effect study utilizing CTx-1301’s highest dosage strength, 50-mg, in December 2024. An NDA was submitted to FDA on July 31, 2025 and accepted for review on September 29, 2025 and we were assigned a PDUFA target action date of May 31, 2026. Throughout the review process, the FDA has made several information requests, primarily related to CMC. We have been engaged with and responded to all information requests from the FDA received to date. In February 2026, the FDA conducted a pre-approval inspection of our CDMO’s Gainesville, GA facility that is outfitted with equipment supplied by us for the manufacture of CTx-1301. Our CDMO was issued a Form 483 by the FDA at the conclusion of the inspection with three observations. Two observations were related to our CDMO’s facility and one observation was specific to CTx-1301. Our CDMO is working on responses to these observations, with our input where relevant. There can be no assurance that approval of CTx-1301 will occur on or about the PDUFA date or that approval of CTx-1301 will occur at all. See “Risk Factors—We depend heavily on the success of CTx-1301. If we are unable to secure approval of CTx-1301, we will never be able to generate revenues from CTx-1301, and our ability to create stockholder value will be severely limited” on page 46.

●	Successfully commercialize CTx-1301. If we receive FDA approval for CTx-1301, pursuant to the Commercialization Agreement, we will partner with Indegene in the commercialization of CTx-1301. Indegene’s comprehensive commercialization infrastructure includes marketing, market access and pricing, commercial operations, and an unparalleled omnichannel platform. In addition, we are now focusing on third party logistics services to ensure commercial availability.

●	Advance clinical trials for CTx-2103 for the treatment of anxiety. In September 2022, we announced that data from the human formulation study for CTx-2103 demonstrated its ability to deliver a single administration of triple-release buspirone. These results provided the critical information required to allow us to request a Pre-IND meeting with the FDA to discuss the design of our clinical and regulatory program for CTx-2103 which occurred in the fourth quarter of 2023. We will use results from the human formulation study and feedback from FDA to design the clinical program for CTx-2103, which will be designed as a once-daily, multi-dose tablet with what we believe will be clear differentiation and compelling advantages over standard treatment options. Development of CTx-2103 (buspirone) for the treatment of anxiety will require additional capital resources.

●	Advance development of CTx-1302 for the treatment of ADHD. We plan to initiate a clinical plan for CTx-1302 (dextroamphetamine), our second investigational asset for the treatment of ADHD, pending additional capital resources.

●	Maximize the potential of our PTR platform to develop additional product candidates in new indications with significant unmet medical need and billion-dollar revenue potential. We intend to use our PTR drug delivery platform technology and the streamlined 505(b)(2) development pathway to develop additional therapeutic assets in other therapeutic areas where one or more active pharmaceutical ingredients need to be administered several times a day at specific, pre-defined time intervals and released in a manner that would offer significant improvement over existing therapies. We believe this will lead to improved patient compliance and better health outcomes. Further indications we intend to evaluate include insomnia, non-opioid pain, Alzheimer’s, hypothyroidism, psychosis, depression, cardiovascular disorders, Parkinson’s disease, migraine, oral oncology, xerostomia (dry mouth) and bipolar disorder, among others.

●	Acquire or in-license additional assets or programs to complement our portfolio and/or leverage our technology. We continuously evaluate potential partnering opportunities or asset acquisitions that can bolster our current product candidate portfolio and provide substantial value to our organization. We intend to focus on early to mid-stage development product candidates to generate clinical data and potentially move to later stages of development and ultimately on to commercialization.

●	Out-license our PTR platform to other companies and license our product candidates in the United States and internationally. We may seek and evaluate opportunities to license our current assets and the PTR drug delivery platform technology to other companies looking to serve large patient populations with unmet needs and/or looking to transform multiple daily dosing to once daily administration to satisfy patient needs. We also evaluate opportunities to license our product candidates to third parties for use in the United States and internationally.

●	Further strengthen our intellectual property portfolio. We intend to continue to manage and expand our diverse intellectual property portfolio and maintain our trade secrets and know-how focused on our PTR platform, current and future pipeline candidates, and proprietary manufacturing process. We believe these activities will be critical to protect our platform and product candidates from potential competitors that may try to compete with our therapeutic assets and compression tableting approach.

Our Team

Our founders and management team have many years of experience in the biopharmaceutical space, holding management positions at leading biopharmaceutical companies, including Pfizer Inc., Novartis International AG, and Sanofi S.A., among others. Our team possesses substantial experience and expertise across the spectrum of drug development and commercialization of pharmaceutical products, including multiple psychiatric and nervous system products.

Shane J. Schaffer, our Co-Founder and Chief Executive Officer, has held senior leadership roles at Pfizer Inc., Novartis International AG and Sanofi S.A. and has over 25 years of experience in drug development and commercialization. Dr. Matthew Brams, our Co-Founder and Chief Medical Officer, has over 30 years of clinical experience managing patients in the field of adult and child psychiatry and has been involved in the research, development, and evaluation of multiple ADHD medications. Dr. Raul R. Silva, our Co-Founder and Chief Science Officer, is a practicing child and adolescent psychiatrist who has served as Associate Professor and Vice Chairman of Child and Adolescent Psychiatry at NYU School of Medicine in New York City. Bryan Downey, our Chief Commercial Officer, has over 25 years of commercial leadership in the biopharmaceutical industry, including senior leadership roles at Sanofi S.A. and Jubilant Pharma, and served as President and CEO of Alfasigma USA. Nilay Patel, our Chief Legal Officer, has over 20 years of legal, compliance, and operational leadership in the pharmaceutical industry, including senior legal positions at Grifols S.A. and served as Chief Legal Officer at Ironshore Pharmaceuticals.

ADHD Overview and Drawbacks of Current Therapies

ADHD is a chronic neurobehavioral and developmental disorder that affects millions of children, adolescents and adults. In the United States, many of the children and adolescents aged 4-17 that have been diagnosed with ADHD demonstrate clinical ADHD symptoms that persist into adulthood. Adult ADHD prevalence in the United States is estimated to be significantly larger than the size of the child and adolescent segment combined. Total prescriptions of extended-release stimulants in the United States continue to grow by 10.2% annually, for the 12-months ended September 2025.

ADHD is marked by an on-going pattern of inattention and/or hyperactivity-impulsivity that interferes with functioning and/or development. According to the American Academy of Child and Adolescent Psychiatry, common manifestations of ADHD in children and adolescents include:

Hyperactivity: Children always seem to be in motion. A child who is hyperactive may move around touching or playing with whatever is around or talk continually. During story time or school lessons, the child might squirm around, fidget, or get up and move around the room. Some children wiggle their feet or tap their fingers. A teenager or adult who is hyperactive may feel restless and need to stay busy all the time.

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

Stimulants are historically the most commonly prescribed class of medications for ADHD, accounting for approximately 90% of all ADHD medication prescriptions during the 12-months ended September 2025. Stimulants are Schedule II controlled substances and are believed to work by enhancing the effects of dopamine and norepinephrine neurotransmitters in the brain. Approximately 96 million stimulant prescriptions were written during the 12-months ended September 2025. In contrast, non-stimulant medications are typically deployed as second line or adjunctive therapies and accounted for approximately 10% of all ADHD medication prescriptions during that time. Currently, 92% of the ADHD extended-release stimulant market is dominated by four main medications: Vyvanse®, Adderall® XR, Concerta®, and Focalin® XR. These products were approved and became available between 2000 and 2007 and revolutionized ADHD treatment paradigm by finally providing a solution to avoid the late morning second dose of stimulant medication then required by ADHD patients. However, each product does not provide entire-active day efficacy with many patients requiring a booster dose of a short-acting stimulant medication.

Unfortunately, as designed, all four of the mostly commonly prescribed stimulant drugs deliver all the drug substance during the morning hours. As a result, most patients (up to 60%) still require additional medication to cover the remainder of their active day. Historically, a majority of ADHD patients have required an afternoon ‘booster/recovery’ dose due to lack of duration, slow onset of efficacy, and the crash or rebound effects in the early afternoon. Additionally, their PK-PD release profiles are such that they leave patients significantly impaired by crash and rebound effects even while on therapy.

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

In recent years, the FDA has approved additional stimulant medications that were designed to meet some of the remaining unmet needs. Chewables, liquids and oral disintegrating tablets have come to market as has one product with an evening dosing schedule intended to provide early morning onset. None of these products have been able to meet all of the unmet needs of ADHD patients and prescribers and consequently all have failed to gain traction as first-line agents. Furthermore, these recent stimulant medications, based on their market share, appear to offer little advantage over widely available generic products for healthcare practitioners and their patients. They have proven to be niche remedies occupying approximately 2.0% of the total ADHD prescriptions written in the United States in 2025. Thus, there is an unmet need for a true once-daily dose providing a fast onset of action, minimization or elimination of the crash/rebound, elimination of the booster/recovery dose, and most importantly, providing entire ‘active-day’ efficacy.

Recent Launches Lack Meaningful Clinical Innovation

Niche Delivery Platforms – Designed to Fail in ADHD

ADHD BRANDS	ATTRIBUTES[1]		UNMET NEEDS			
Product	**Onset**	**Duration**	**Fast Acting (≤ 30 min)**	**Entire Active-Day Efficacy***	**Avoid Crash/Rebound**	**Avoid Booster**
Quillivant / Chew® XR	60 mins	8 hours	✘	✘	✘	✘
Mydayis®	2 or 4 hrs	16+ hours	✘	✘	✘	✘
Adzenys® ER/ODT	60 mins	8-9 hours	✘	✘	✘	✘
Cotempla® XR/ODT	60 mins	10-12 hours	✘	✘	✘	✘
Aptensio® XR	60 mins	9 hours	✘	✘	✘	✘
Evekeo® / ODT	60 mins	10 hours	✘	✘	✘	✘
Dynavel® XR Oral Susp.	60 min	13 hours	✘	✘	✘	✘
Zenzedi®	60 mins	4-5 hours	✘	✘	✘	✘
Jornay® PM (at night)	2-hour window	10-11 hours	✘	✘	✘	✘
Adhansia® XR – *Discontinued*	60 mins	12-13 hours	✘	✘	✘	✘
Azstarys® (summer 2021)	Failed Endpoint	Failed Endpoint	✘	✘	✘	✘

* Entire-active day efficacy defined as less than or equal to a 30 min onset of action with 14-16 hours of duration vs. placebo

[1] Information based upon product Package Inserts and Summary Basis of Approvals and
Ann C. Childress, Nathalie Beltran, Carl Supnet & Margaret D. Weiss (2021) Reviewing the role of emerging therapies in the ADHD armamentarium, Expert Opinion on Emerging Drugs, 26:1, 1-16.

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

Reduction of Need For Additional Stimulant Boosters. With entire active-day coverage, we believe our technology will reduce the need for patients to take afternoon booster doses when their currently prescribed therapies wear off. By reducing the need for a booster dose, we believe our candidates will cause less embarrassment for patients, especially child and adolescent patients who are often forced to take a second dose while at school surrounded by classmates and increase patient compliance especially in the ADHD population where patients are prone to forget to take the additional dose they need to get through their active day.

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

Fewer Crash and Rebound Symptoms. Patients on currently available therapies may report adverse effects or a flare of ADHD symptoms as their medications wear off; these effects are termed “crash” and “rebound.” Using our precise timing, ratio, and style of drug delivery, we believe our candidates provide a controlled descent of blood levels, mitigating this uncomfortable experience for patients.

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

Availability in Eight Dosage Strengths at Launch and Single-Enantiomer API Selection. Our CTx-1301 and CTx-1302 product candidates are both round film-coated tablets that we intend to provide in eight matching dosage strengths. We believe providing practitioners with the ability to properly titrate and optimize their patients’ daily dosing needs is critical. By having eight dosage strengths, practitioners will not have to constantly switch their patients to other medications or supplement patients with more short-acting booster medications. In addition, we believe that eight dosage strengths will allow healthcare practitioners to appropriately treat the range of patients in their practice, from early childhood through adulthood. CTx-1301 contains Schedule II controlled substances. The API of CTx-1301 utilizes just one of the multiple enantiomers, which may result in improvements in potency, adverse events (AEs), and drug interactions profiles along with an enhanced therapeutic index.

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

We completed a Phase 1 Food Effect study in October 2022 utilizing a 25-mg dosage strength and a second Phase 1 Food Effect study in December 2024 utilizing our highest dosage strength of 50-mg. Primary endpoints demonstrated that each of these dosages of CTx-1301 can be taken with or without food. Analysis of the safety data from the 25mg and 50mg dose food effect studies revealed that no subjects experienced a serious treatment emergent adverse event (“TEAE”), a serious TEAE or a TEAE leading to death and there were no clinically relevant trends in TEAEs overall.

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

Our Phase 3 MASTERY Trials

A Phase 3 adult dose-optimization study to assess the efficacy and safety, along with onset and duration, of CTx-1301 in adults with ADHD was initiated in December 2022 and completed in June 2023. Results were presented at the 2023 Psych Congress and will be presented at the 2024 American Professional Society of ADHD and Related Disorders (APSARD) in January 2024. This Phase 3 CTx-1301study (NCT05631626) assessed efficacy and safety along with onset and duration of CTx-1301 in 21 adults (age range: 18-55 years) with ADHD in an adult laboratory classroom setting. It did not achieve statistical significance on the primary efficacy endpoint due to small sample size but CTx-1301 demonstrated a trend toward significance in improving PERMP scores compared to placebo. CGI-S scores with CTx-1301 compared to placebo also showed significant improvements that were indeed statistically significant for this secondary endpoint. The treatment effect size of CTx-1301 in this trial was notable – starting at 30 minutes and demonstrated the ability of CTx-1301 to improve upon ADHD symptoms in patients over an entire active day.

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

Exploratory objectives were evaluated in the adult dose-optimization study to define and evaluate the unique benefits and satisfaction of optimized treatment with CTx-1301 against prior therapies using patient reported outcomes (“PROs”). The PRO evaluations included:

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

Our Phase 3 CTx-1301 clinical safety and efficacy studies also include two child and adolescent studies which were initiated in the third quarter of 2023:

CTx-1301-004

●	A Phase 3, dose-optimized, randomized, double-blind, placebo-controlled, single-center, parallel-group efficacy and safety laboratory classroom study in children (6-12) with ADHD. The primary objective was to evaluate the efficacy of CTx-1301 compared to placebo in treating children with ADHD in a laboratory classroom study using the PERMP. Secondary objectives were to determine onset and duration of clinical effect of CTx-1301 and to determine safety and tolerability of CTx-1301 compared to placebo.

CTx-1301-005

●	A Phase 3, randomized, double-blind, placebo-controlled, multi-center, fixed-dose, parallel-group, efficacy and safety study in children and adolescent (6-17 y/o) with ADHD. The primary objective was to evaluate the efficacy of a fixed dose of CTx-1301 compared to placebo using the ADHD-RS-5. Secondary objectives were to evaluate the efficacy of a fixed dose of CTx-1301 compared to placebo using the CGI-S, safety and tolerability of a fixed dose of CTx-1301, and PK levels after a single dose and at steady state.

Based on guidance received from the FDA regarding our clinical program for CTx-1301, it was determined that additional trials were not required for NDA submission. Therefore CTx-1301-005 was terminated early and all data has been submitted to FDA. Forty-five subjects were enrolled in the dose optimization phase in CTx-1301-004 and recruitment remains on hold. Safety information from the dose optimization phase was submitted to FDA.

Additionally, based on this guidance, submitted the NDA for CTx-1301 on July 31, 2025 under the Section 505(b)(2) pathway with Focalin® XR as the reference listed drug, using its efficacy and safety data on file with the FDA as a basis for approval, together with bioavailability/bioequivalence data and efficacy/safety data from our CTx-1301 clinical program. The FDA accepted for review the NDA for CTx-1301 and assigned a PDUFA target action date of May 31, 2026. If we receive FDA approval for CTx-1301, we may conduct Phase 4 trials. However, there can be no assurance that approval of CTx-1301 will occur on or about the PDUFA date or that approval of CTx-1301 will occur at all. See “Risk Factors—We depend heavily on the success of CTx-1301. If we are unable to secure approval of CTx-1301, we will never be able to generate revenues from CTx-1301, and our ability to create stockholder value will be severely limited” on page 46.

Analysis of the safety data from the Phase 3 trials revealed that no subjects experienced a serious TEAE, a serious TEAE or a TEAE leading to death and there were no clinically relevant trends in TEAEs overall.

A Phase 3 fixed-dose study in children and adolescents to assess efficacy and safety (CTx-1301-005) was initiated in August 2023 and completed early in February 2024. Results were presented at the 2025 American Academy of Child and Adolescent Psychiatry (AACAP) annual meeting in Chicago. This Phase 3 study (NCT05286762) assessed safety and efficacy of CTx-1301 in 103 subjects (age range: 6-17) with ADHD. Due to the study terminating early, only 103 of the 385 planned subjects were enrolled. CTx-1301 demonstrated consistent dose-dependent efficacy in improving ADHD symptoms. The 37.5mg dose demonstrated the largest effect size and symptom reduction. CTx-1301 showed a favorable safety profile in all dosage strengths.

Key Findings

The ADHD-RS-5 is an 18-item scale based on Diagnostic and Statistical Manual of Mental Disorders, 5th edition (DSM-5) (American Psychiatric Association 2013). Total ADHD-RS-5 scores range from 0 to 54 with higher scores indicating higher symptom frequency.

The CGI-S is a scale that evaluates the severity of the psychopathology on a scale from 1 (not at all ill) to 7 (among the most severely ill). The CGI-I is a scale that is scored from 1 (very much improved) to 7 (very much worse).

Since the NDA was submitted in July 2025, at total of 13 Information Requests (IRs) have been received from FDA. As of this filing, all IRs have been responded to.

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

Our CTx-1302 Clinical Development Program

Our proposed clinical program for CTx-1302 consists of Phase 1/2 clinical pharmacology studies and Phase 3 clinical efficacy and safety trials. We plan to initiate a Phase 1/2 bioavailability study in ADHD patients for CTx-1302 and, if the results from this study are successful, subsequently initiate pivotal Phase 3 clinical trials, , the timing of which is all dependent on additional capital resources. Our Phase 1/2 trials are expected to include approximately 100 patients and the Phase 3 clinical plan will include approximately 500 patients.

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

Planned Phase 3 Trials

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

Commercialization

If we receive FDA approval for CTx-1301, we will utilize certain third parties to assist in commercialization. In March 2023, we entered into a joint commercialization agreement with Indegene for the go-to-market activities and launch of CTx-1301 in the United States, pending FDA approval. In May 2025, the joint commercialization agreement was replaced with the Commercialization Agreement. Upon FDA approval for CTx-1301, at Cingulate’s direction, Indegene would provide commercialization services for CTx-1301 pursuant to statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services and the fees to be paid by us. Key services that Indegene is expected to provide, include: (a) medical affairs; (b) pricing, reimbursement and market access; (c) commercial operations; and (d) marketing. See “Material Agreements –Commercialization Agreement with Indegene, Inc.” below. Cingulate does not have or expect to build a large internal sales, marketing, or distribution infrastructure at this time. If we receive FDA approval for CTx-1301, we also intend to partner with IQVIA, pursuant to a Licensing and Services Master Agreement, in the commercialization of CTx-1301, including field sales and national accounts management.

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

Manufacturing

Overview

We do not currently own or operate a manufacturing facility. Previously, we utilized Pharmaceutical Manufacturing Research Services, Inc. as our CDMO for the manufacture of our products used in pre-clinical research and clinical trials. In October 2022, we retained Societal CDMO, Inc. as our CDMO that has and will continue to manufacture all clinical, registration, and commercial batches of our lead candidate CTx-1301. In September 2024, Societal was acquired by CoreRx doing business as Bend Biosciences. In August 2025 we entered into a Commercial Supply Agreement with Bend Bioscience. Bend Bioscience has dedicated a specific manufacturing suite within its Gainesville, GA facility to manufacture our products, and the suite is outfitted with proprietary equipment owned by us.

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

Drug Substance

We currently purchase the APIs used in CTx-1301 (Dexmethylphenidate); CTx-1302 (Dextroamphetamine) and CTx-2103 as well as excipients from third-party manufacturers based in the United States. We anticipate entering into commercial supply agreements with additional manufacturers in the future. The APIs for both CTx-1301 and CTx-1302 are controlled under United States federal law. Dexmethylphenidate, and dextroamphetamine are classified by the DEA as Schedule II controlled substances. As with all stimulate medications, there is a potential for abuse. Consequently, our procurements, manufacturing, shipping, dispensing and storing of our product candidates will be subject to regulation, as described in more detail under the “DEA Regulation” section included elsewhere in this annual report. The API for CTx-2103 (buspirone) is not as scheduled controlled substance therefore additional DEA regulations will not apply.

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

Patent rights

We own or have licensed from BDD Pharma six patents and two patent applications in the United States and patents and patent applications in foreign countries and regions. In addition to the United States, we have patents issued or applications pending in Australia, Brazil, Canada, China, Egypt, Europe (with pending applications before the European Patent Office and patents validated with certain member states of the European Patent Organization), Hong Kong, Israel, India, Japan, Mexico, Russia, Saudi Arabia and South Korea. The patents and patent applications describe and claim certain features of our product candidates, our PTR drug delivery platform technology and our EBL, including claims to the product candidates, methods of making the product candidates and treatment methods using the product candidates

Patent life determination depends on the date of filing of the application and other factors as promulgated under the patent laws, such as patent term adjustments and extensions. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. The patents and, if granted, patent applications owned or licensed to us have expiry dates ranging from 2031 to 2043

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

Australia, Austria,

Belgium, Brazil, Bulgaria,

Canada, Czech Republic, Denmark,

Finland, France,

Germany, Great Britain,

Greece, Hong Kong

Hungary, India, Ireland,

Italy, Japan

Mexico, Netherlands,

Norway, Poland,

Portugal, Romania,

Russia, Saudi Arabia

Slovakia, Slovenia

South Korea, Spain, Sweden,

Switzerland, Turkey,

United States

November 2035

WO2016075497	“Tablet” (A sustained release tablet comprising a wax, a disintegrant and a therapeutic agent)	DRUG DELIVERY INTERNATIONAL LTD	Europe	United States	November 2035

WO2016138440	“Tripulse Release Stimulant Formulations”	CINGULATE THERAPEUTICS LLC	United States	Australia (2), Canada, Europe, Hong Kong, Israel	February 2036

WO2022/240849	“Trimodal, Precision-Timed Pulsatile Release Tablet”	CINGULATE THERAPEUTICS LLC	Australia, Brazil, Canada, China, Israel, Hong Kong, India, Japan, Mexico, South Korea	Europe United States (Notice of Allowance)	May 2042

WO2023/158694	“Trimodal, Precision-Timed Release Tablet”	CINGULATE THERAPEUTICS LLC	Australia Brazil Canada China Europe Hong Kong Israel India Japan Korea United States		Feb 2043 (if issued)

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

Other intellectual property rights

We seek trademark protection in the United States when appropriate, including trade names that could be used with our potential products. We currently have registered trademarks for Cingulate, Cingulate Therapeutics, CTx as well as for the Cingulate Therapeutics logo. We claim to own common law trademark rights in Precision Timed Release and PTR for the good/services for which it is used.

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

Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing and may request additional information rather than accepting the applications. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA) VI, the agency seeks to review applications for standard review drug products within 10 months from the NDA filing date, and applications for priority review drugs within six months from the NDA filing date. The FDA may grant a priority review designation to drugs that are intended to treat a serious condition and that the agency determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process for both standard and priority reviews may be extended by FDA for three additional months to consider additional, late-submitted information, or information intended to clarify information already provided in the submission in response to FDA review questions.

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

Hatch-Waxman Act and New Drug Marketing Exclusivity

Under the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute and also enacted Section 505(b)(2) of the FDCA. To obtain approval of a generic drug, an applicant must submit an Abbreviated New Drug Applications (“ANDA”), to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the RLD. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. In contrast, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. The FDA may then approve the new product for all or some of the label indications for which the RLD has been approved, or for any new indication sought by the Section 505(b)(2) applicant, as applicable.

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

Material Agreements

Commercialization Agreement with Indegene, Inc.

In March 2023, we entered into a joint commercialization agreement with Indegene. In May 2025, the joint commercialization agreement was replaced with the Commercialization Agreement. The Commercialization Agreement governs the general terms under which Indegene would provide commercialization services for CTx-1301, if we receive FDA approval for CTx-1301, upon our request. Pursuant to the Commercialization Agreement, the parties will enter into statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services, and the fees to be paid by us. Each statement of work will be governed by the terms of the Commercialization Agreement, unless expressly modified in such statement of work. We may elect to receive the following services from Indegene: (a) medical affairs; (b) pricing, reimbursement and market access; (c) commercial operations; and (d) marketing. The parties will negotiate in good faith any changes to the services provided by Indegene due to changes in circumstances or priorities established by us.

The term of the Commercialization Agreement is three years. Neither part can terminate the Commercialization Agreement for convenience during the initial twelve (12) months following the first commercial sale of CTx-1301 or eighteen (18) months from the effective date, whichever is earlier. Either party may terminate the Commercialization Agreement upon thirty (30) days prior, written notice for material, uncured breaches or immediately in the event of the other party’s bankruptcy.

The Commercialization Agreement contains representations, warranties, confidentiality and indemnity obligations customary for agreements of this type.

Master Services Agreement with CoreRx, Inc. (dba Bend Bioscience)(fka Societal CDMO)

Effective August 27, 2025, we entered into a commercial supply agreement with CoreRx, Inc. doing business as Bend Bioscience (the “Manufacturing Agreement”). The Manufacturing Agreement governs the general terms under which Bend Bioscience, or one of its affiliates, will provide manufacturing services as specified by us at Bend Bioscience’s Gainesville, Georgia manufacturing facility. Such services are performed under agreed statements of work. Under the terms of the Manufacturing Agreement, we have agreed to pay fees for Bend Bioscience’s performance of services as provided in each applicable statement of work.

The Manufacturing Agreement terminates in August 2028 or such later date as required to complete a statement of work (the “Initial Term”) and will renew automatically thereafter for successive one (1) year periods (a “Renewal Term”) unless terminated by either Bend Bioscience with two (2) years prior written notice, or by us with one (1) year written notice. The term of each statement of work terminates upon completion of the services under such statement of work, unless terminated earlier. The Manufacturing Agreement or a statement of work may be terminated by either party for material, uncured breaches or in the event of the other party’s bankruptcy.

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

BDD Pharma was entitled to a payment of $198,625 in connection with execution of the BDD Pharma License Agreement and has since been paid $500,000 in aggregate milestone payments relating to CTx-1301. We will be required to pay BDD Pharma $250,000 as a final milestone payment if CTx-1301 is approved by the FDA. We may be required to pay BDD Pharma aggregate milestone payments of $750,000 for each additional product in connection with clinical trial and regulatory milestones relating to this license agreement, with different dose strengths of a product being considered the same product for purposes of milestone payments. We may be required to pay BDD Pharma low to mid-single digit royalties on aggregate net sales of products. We may also be required to pay BDD Pharma low to mid-single digit royalties on aggregate net receipts of products based on sales made by our sublicensees and non-royalty sublicensing consideration that we receive.

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

Licensing and Services Master Agreement with IQVIA Inc.

In November 2025, we entered into a licensing and services master agreement with IQVIA Inc. Pursuant to the licensing and services master agreement, the parties will enter into statements of work that will set forth, among other things, the data to be purchased by us and the services to be performed by IQVIA, the deliverables for such services, and the fees to be paid by us. Each statement of work will be governed by the terms of the licensing and services master agreement, unless expressly modified in such statement of work. We may elect to receive the following services from IQVIA: (a) field sales; and (b) national account management team. The parties will negotiate in good faith any changes to the services provided by IQVIA due to changes in circumstances or priorities established by us.

The term of the field sales statement of work expires June 30, 2028 and we may terminate the field sales statement of work by providing sixty (60) days written notice. The national account team management statement of work expires December 31, 2028 and we have the right to terminate early.

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

As of December 31, 2025, we employed fourteen (14) employees. Of these, five (5) are engaged in research and development and manufacturing activities, and nine (9) in commercial and general and administrative functions. All of our employees are located in the United States. We utilize outside consultants and independent contractors to supplement our full-time workforce. None of our employees are represented by a labor organization or are under a collective-bargaining arrangement. We consider our employee relations to be good.

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

Our future operating results could differ materially from the results described in this annual report due to the risks and uncertainties described below. You should consider carefully the following information about risks in evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and, in these circumstances, the market price of our securities would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Cautionary Note Regarding Forward Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Summary of Risks

The following summarizes key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

●	We are a biopharmaceutical company with a limited operating history and need additional capital to continue operations, including to advance and commercialize our product candidates.

●	We have incurred a history of operating losses and expect to continue to incur substantial costs for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

●	We need to raise significant additional capital to continue operations, including to complete the development and commercialization efforts for CTx-1301. If we are unable to raise additional capital, we could be required to seek bankruptcy protection or other alternatives that would likely result in our securityholders losing some or all of their investment in us.

●	The Note Purchase Agreement and Note issued in November 2025 contain restrictive covenants and adjustments in the event of a default that may limit our operating flexibility and affect our business operations and financial condition.

●	If we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock and/or warrants may be delisted and the price of our common stock and/or warrants and our ability to access the capital markets could be negatively impacted.

●	We are dependent primarily on the successful development and commercialization of our product candidates, CTx-1301 and CTx-1302 for the treatment of ADHD and CTx-2103 for the treatment of anxiety, which are in either product/early clinical development (CTx-2103), late development (CTx-1301) or planned for future product development (CTx-1302) and are not yet approved. We cannot give any assurance that we will receive regulatory approval for such product candidates or any other product candidates, which is necessary before they can be commercialized.

●	Even if we obtain regulatory approval for one or more of our product candidates, such approval may be limited, and we will be subject to stringent, ongoing government regulation. The commercial success of our product candidates, if approved, depends partially upon attaining market acceptance by physicians, patients, third-party payors, and the medical community.

●	Social issues around the abuse of opioids and stimulants, including law enforcement concerns over diversion and regulatory efforts to combat abuse, could decrease the potential market for our product candidates.

●	Our business is subject to extensive regulatory requirements, and our product candidates that obtain approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

●	We rely on limited sources of supply for CTx-1301 and CTx-1302 as these are scheduled products, and any disruption in the chain of supply may impact production and sales of CTx-1301 and CTx-1302 and cause delays in developing and commercializing our product candidates.

●	We rely on third parties to manufacture and package our product candidates and to conduct our clinical trials and our regulatory submissions for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the manufacture and delivery of our product candidates, completion of such trials and/or regulatory submissions.

●	We will rely on third parties to commercialize our product candidates and we may rely on third parties to perform many essential services for any products that we commercialize, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our product candidates will be significantly impacted and we may be subject to regulatory sanctions.

●	If we are not able to maintain or establish collaborations, we may have to alter our development and commercialization plans.

●	We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing any growth.

●	Our research and development is focused on discovering and developing product candidates, which may not make it to the market.

●	We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

●	If our intellectual property related to our products or product candidates is not adequate, we may not be able to compete effectively in our market.

●	An active trading market for our securities may not be sustained.

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

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially early-stage pharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to, among other things:

●	successfully implement or execute our business plan, and we cannot assure you that our business plan is sound;

●	secure approval of CTx-1301 or any of our product candidates;

●	successfully complete product development/formulation, and clinical trials for CTx-1301, CTx-1302, and/or CTx-2103 as well as for the marketing of any or all products;

●	successfully manufacture or have manufactured clinical product and establish commercial drug supply in light of the manufacturing delays we experienced prior to October 2022 with respect to the clinical supply of CTx-1301 at our former contract manufacturing organization (“CDMO”) and the Form 483 issued by the FDA to our current CDMO in February 2026 as a result of the FDA’s pre-approval inspection;

●	raise sufficient funds in the capital markets or otherwise to effectuate our business plan;

●	secure adequate intellectual property protection for our products;

●	attract and retain an experienced management and advisory team;

●	secure acceptance of our drug candidates in the medical community and with third-party payors and consumers;

●	launch commercial sales of our drug candidates, whether alone or in partnership with others;

●	comply with post-marketing regulatory requirements; and

●	utilize the funds that we do have and/or raise in the future to efficiently execute our business strategy.

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

We have never generated revenue from operations and are currently operating at a loss and expect our operating costs will increase significantly as we incur costs related to formulation/manufacturing development, the clinical trials for our drug candidates and operating as a public company and, if we are successful in obtaining regulatory approval to market one or more of our product candidates, the marketing and commercialization of such approved product(s). We expect to incur expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize CTx-1301. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we obtain regulatory approval for CTx-1301, development expenses will continue to increase for any future assets. As we continue to develop CTx-1301, seek marketing approval and conduct pre-commercialization activities, we will continue to incur substantial costs.

We have incurred recurring losses since inception and had an accumulated deficit of approximately $132.4 million as of December 31, 2025. These conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we are unable to obtain further funding, we may be unable to continue operations. Although we continue to pursue these plans, there can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Even if we are successful in obtaining regulatory approval for CTx-1301 or one or more of our other drug candidates, our ability to generate revenue will still be dependent on a number of factors outside of our control, including, the size of the addressable market, the label for which approval is granted, the accepted price for the product, and/or the ability to get and maintain adequate coverage and reimbursement. See “If our drug candidates for which we obtain regulatory approval do not achieve broad acceptance from physicians, patients and third-party payors, we may be unable to generate significant revenues, if any” below.

We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue, and, if we are successful in obtaining regulatory approval to market one or more of our product candidates, the marketing and commercialization of such approved product(s). These expenditures will include costs associated with manufacturing and clinical development, such as conducting clinical trials, manufacturing operations and product candidate supply, as well as marketing and selling any products approved for sale. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates. If one or more of our product candidates are approved by the FDA, these expenditures will also include [__].

We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our securities and our ability to raise capital.

We depend heavily on the success of CTx-1301. If we are unable to secure approval of CTx-1301, we will never be able to generate revenues from CTx-1301, and our ability to create stockholder value will be severely limited.

Our most advanced product candidate currently is CTx-1301, for which we submitted a NDA with the FDA in July 2025. We do not currently generate revenues from any FDA approved drug products and our other product candidates are in the early stages of development. There is no guarantee that our clinical trials will be successful or that we will continue with clinical studies to support an approval from the FDA of any of our product candidates for any indication. We note that most drug candidates never reach the clinical development stage and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends heavily on the successful development, regulatory approval and commercialization of CTx-1301, which may never occur.

Completing the process of obtaining FDA approval of the pending NDA for CTx-1301 still involves substantial risk. We completed the NDA submission to the FDA in July 2025. On October 9, 2025, the NDA submission was accepted by the FDA and a PDUFA target action date of May 31, 2026 was assigned. To date, the FDA has made several information requests, primarily related to CMC, as it reviews our Precision Timed Release™ Platform, the first tri-modal, pulsatile capable tablet delivery system. We have been engaged with and responded to all information requests from the FDA received to date. In February 2026, the FDA conducted a pre-approval inspection of our CDMO’s facility used to manufacture CTx-1301. This facility was issued a Form 483 by the FDA at the conclusion of the inspection with three observations. Two observations were related to the facility, and one observation was specific to CTx-1301. Our CDMO is working on responses to these observations, with our input where relevant.

Our efforts (and those of our CDMO) to develop, make and win approval for CTx-1301 continue to be subject to inspection and approval by the FDA and other factors outside of our control, and there remains a risk that the required FDA approvals of CTx-1301 and/or our CDMO’s facility used to manufacture CTx-1301 could be further delayed or not obtained. There can be no assurance that approval of CTx-1301 will occur on the previously expected timeline or that it will occur at all, which would significantly harm our business, results of operations and prospects.

We will need to raise significant additional capital to continue operations. If we are unable to raise capital, we could be required to seek bankruptcy protection or other alternatives that would likely result in our securityholders losing some or all of their investment in us.

We will need to raise significant additional capital to continue to support our planned development and commercialization activities. We believe that our cash on hand will satisfy our capital needs late into the fourth quarter of 2026 under our current business plan. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. The amount and timing of our future funding requirements will depend on many factors, including:

●	the timing, rate of progress and cost of any clinical trials and other manufacturing/product development activities for our current and any future product candidates that we develop, in-license or acquire;

●	the results of the clinical trials for our product candidates in the United States and any foreign countries;

●	the timing of, and the costs involved in, FDA approval and any foreign regulatory approval of our product candidates, if at all;

●	the number and characteristics of any additional future product candidates we develop or acquire;

●	our ability to establish and maintain strategic partnerships, licensing, co-promotion or other arrangements and the terms and timing of such arrangements;

●	the cost of commercialization activities if our current or any future product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;

●	the degree and rate of market acceptance of any approved products;

●	costs under our third-party manufacturing and supply arrangements for our current and any future product candidates and any products we commercialize;

●	costs and timing of completion of any additional outsourced commercial manufacturing or supply arrangements that we may establish;

●	the willingness of our third-party service providers to continue to provide services based on our limited liquidity and those service providers not requiring pre-payment for services;

●	costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;

●	costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;

●	costs associated with any product recall that could occur;

●	costs of operating as a public company;

●	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

●	costs associated with any acquisition or in-license of products and product candidates, technologies or businesses;

●	personnel, facilities and equipment requirements; and

●	continued compliance with the terms of the Note Purchase Agreement and Note issued by us in November 2025.

We cannot be certain that additional funding will be available on acceptable terms, or at all.

In November 2025, we issued the Note to Lender. Pursuant to the Note Purchase Agreement, while the Note is outstanding, we will not enter into any arrangement that prohibits us from entering into a variable rate transaction with Lender or its affiliates, or from issuing our securities to Lender or its affiliates. We are also prohibited from entering into a variable rate transaction while the Note is outstanding, subject to certain exceptions. Also, while the Note is outstanding, upon any issuance by us of any debt security with any economic term or condition more favorable to the holder of such security that was not provided to Lender pursuant to the Note, then, at Lender’s option, such additional term shall become part of the Note. The Note also provides that following an event of default under the Note, Lender has the right to seek and receive injunctive relief from a court or an arbitrator prohibiting us from issuing any of our common stock or preferred stock to any party unless fifty percent of the gross proceeds received by us in connection with such issuance are simultaneously used to make a payment under the Note. Additionally, Lender has the right to seek and receive injunctive relief from a court or arbitrator to prevent the consummation of any fundamental transaction, as defined in the Note, unless it contains a closing condition that the Note is paid in full upon consummation of the transaction or lender has provided its written consent to such transaction.

In addition, future debt financing into which we may enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

If we are unable to raise additional capital when required or on acceptable terms or if we are unable to enter into strategic collaborations for our product candidates, we may be required to further restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our securityholders losing some or all of their investment in us. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.

In addition, if we are unable to secure sufficient capital to fund our operations, we may have to enter into strategic collaborations that could require us to share commercial rights to our product candidates with third parties in ways that we currently do not intend or on terms that may not be favorable to us or our securityholders.

The note purchase agreement and note issued by us in November 2025 contain restrictive covenants and adjustments in the event we default on the Note that may limit our operating flexibility and impact our operations.

In November 2025, we entered into a Note Purchase Agreement with Avondale Capital, LLC, or Lender, pursuant to which we issued and sold to Lender an unsecured promissory note, or Note, in the amount of $6,570,000. The Note bears interest at a rate of 9% per annum and matures 18 months after its issuance date.

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

Pursuant to the Note Purchase Agreement, we are subject to certain restrictions on our ability to issue securities during the term of the Note. Specifically, we have agreed, among other things, to obtain Lender’s consent prior to issuing any debt securities or certain equity securities where the pricing of such equity securities is tied to the public trading price of our common stock and to refrain from entering into any agreement or covenant that locks up, restricts or otherwise prohibits us from entering into a variable rate transaction with Lender or any of its affiliates, or from issuing common stock or other equity or debt securities to Lender or any of its affiliates. If we are unable to obtain Lender’s consent prior to issuing such debt or certain equity securities, such issuance may be a breach of the Note Purchase Agreement, and we may be obligated to indemnify Lender for loss or damage arising as a result of any breach or alleged breach by us of the Note Purchase Agreement, which may affect our business operations and financial condition.

In addition, from time to time, beginning on May 7, 2026, Lender may redeem a portion of the Note, not to exceed an amount of $660,000 per month; provided, that, prior to our receipt of a “complete response letter” from the FDA, we may defer up to two redemptions for up to thirty (30) days each. If we exercise our deferral right, the outstanding balance of the Note will be increased by 1% of the outstanding balance on the date of the deferral. We were able to satisfy redemptions for the note we issued in December 2024 by exchanging shares of our common stock. Our failure to pay such redemptions with cash or in exchange for shares of our common stock, when due, may result in defaults under our agreements with the Lender. If we are in default with respect to our obligations under the Note, the Lender may consider the Note immediately due and payable and may elect to substantially increase the interest rate of the Note. We may not have the required funds to pay the required note redemptions and such redemptions, or penalties in connection therewith, may have an adverse effect on our cash flows, results of operations, and ability to pay our other debts as they come due.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations .

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

The report of our independent registered public accounting firm for the fiscal years ended December 31, 2025 and 2024 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2025 and December 31, 2024 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Since inception, we have experienced recurring operating losses and negative cash flows, and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we are unable to obtain funding, we may be unable to continue operations. Although we continue to pursue these plans, there can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

We are dependent primarily on the successful development and commercialization of our product candidates, CTx-1301 and CTx-1302 for the treatment of ADHD and CTx-2103 for the treatment of anxiety, which are either in product/early clinical development (CTx-2103), late development (CTx-1301) or planned for future product development (CTx-1302) and are not yet approved. We cannot give any assurance that we will receive regulatory approval for such product candidates or any other product candidates, which is necessary before they can be commercialized.

We have not completed development of and/or obtained regulatory approval for any of our product candidates. Development requires the commitment of substantial financial resources, extensive product candidate development, and clinical trials. This process takes years of effort without any assurance of ultimate success.

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

For example, in February 2026, the FDA conducted a pre-approval inspection of our CDMO’s facility used to manufacture CTx-1301. This facility was issued a Form 483 by the FDA at the conclusion of the inspection with three observations. Two observations were related to the facility and one observation was specific to CTx-1301.

If we are unable to achieve one or more of the above factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays and increased costs or an inability to obtain regulatory approvals or commercialize our product candidates. Even if regulatory approvals are obtained, we may never be able to successfully commercialize any of our product candidates. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of our product candidates or any future product candidates to continue operations. See “The commercial success of our product candidates, if approved, depends partially upon attaining market acceptance by physicians, patients, third-party payors, and the medical community” below for more information

Our product development efforts with respect to our product candidates may fail for many reasons, including but not limited to:

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

We are not permitted to market our drug product candidates in the United States until we receive the respective approval of a NDA from the FDA. The time required to obtain approval, if any, by the FDA is unpredictable, but typically takes multiple years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the type, complexity and novelty of the product candidates involved. We submitted a NDA for CTx-1301 to the FDA in July 2025~~.~~ On October 9, 2025, the NDA submission was accepted by the FDA and a PDUFA target action date of May 31, 2026 was assigned. To date, the FDA has made several information requests, primarily related to CMC, as it reviews our Precision Timed Release™ Platform, the first tri-modal, pulsatile capable tablet delivery system. We have been engaged with and responded to all information requests from the FDA received to date. In February 2026, the FDA conducted a pre-approval inspection of our CDMO facility used to manufacture CTx-1301. This facility was issued a Form 483 by the FDA at the conclusion of the inspection with three observations. Two observations were related to the facility, and one observation was specific to CTx-1301. Our CDMO is working on responses to these observations, with our input where relevant.

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

●	could determine that we cannot rely on the 505(b)(2) regulatory approval pathway for a product candidate that we may identify and develop;

●	could determine that the information provided by us as part of an IND or NDA is inadequate, contains clinical deficiencies or otherwise fails to demonstrate safety and effectiveness of any of our product candidates for any indication;

●	may not find the data from bioequivalence studies and/or clinical trials sufficient to support the submission of an NDA or to obtain marketing approval in the United States, including any findings that the safety risks outweigh clinical and other benefits of our product candidates;

●	may require us to perform additional studies to demonstrate the safety, efficacy, pharmacokinetics, or other properties of our product candidates prior to approval, or require such studies as a condition of approval;

●	may disagree with our clinical trial designs or our interpretation of data from product development manufacturing data, bioequivalence studies and/or clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our trials;

●	may determine that we inappropriately relied on a certain listed drug or drugs for our 505(b)(2) NDA or that approval of our applications for a product candidate is blocked by patent or non-patent exclusivity of the listed drug or drugs;

●	may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the supply of the API used in our product candidates;

●	may identify deficiencies in our manufacturing processes or our proposed scale-up of the manufacturing processes or facilities for the production of our product candidates;

●	may approve our product candidates for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;

●	may change its approval policies or adopt new regulations; or

●	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.

Our efforts (and those of our contract manufacturer) to develop, make and win approval for CTx-1301 continue to be subject to inspection and approval by the FDA and other factors outside of our control, and there remains a risk that the required FDA approvals of CTx-1301 and/or the third party facilities used to manufacture CTx-1301 could be further delayed or not obtained. There can be no assurance that approval of CTx-1301 will occur on the previously expected timeline or that it will occur at all, which would significantly harm our business, results of operations and prospects.

We must ensure our CDMO complies with cGMP, and regulatory inspections or findings could interrupt supply and delay development.

We must ensure that our CDMO complies with cGMP regulations. Manufacturing deviations, documentation errors, or quality system gaps at CDMOs can lead to Form 483 observations, warning letters, or import alerts, jeopardizing clinical supply continuity. Pre-approval inspections assess readiness for commercial production and can reveal issues that require significant remediation time and investment. In February 2026, the FDA conducted a pre-approval inspection of our CDMO’s facility used to manufacture CTx-1301. This facility was issued a Form 483 by the FDA at the conclusion of the inspection with three observations. Two observations were related to the facility and one observation was specific to CTx-1301. Our CDMO is working on responses to these observation, with our input where relevant. Changes to manufacturing processes or facilities can trigger comparability assessments or bridging studies, adding regulatory complexity. If a our CDMO loses licensure or fails to meet cGMP standards, transitioning to an alternate CDMO may be lengthy and costly, potentially delaying development and commercialization.

Disruptions at the FDA and other government agencies caused by funding shortages or otherwise could hinder their ability to hire and retain key leadership and other personnel, or otherwise review and process regulatory submissions in a timely manner, which could negatively impact our business.

The ability of the FDA to review and process regulatory submissions can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. For example, over the last several years, the U.S. government has shut down several times, including the most recent U.S. government shutdown which lasted from October 1, 2025 through November 12, 2025, and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and suspend certain activities.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs or continues, or if the FDA or other regulatory authorities is prevented from conducting their regular inspections, reviews, or other regulatory activities, for any reason, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our development costs may also increase if we experience delays in testing, clinical trials, manufacturing or obtaining marketing approvals. For example, our development costs increased for CTx-1301 due to rescheduling of the Phase 3 fixed-dose study as a result of manufacturing delays prior to October 2022 for the final dosage strengths needed for that study. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. In late 2023, we announced a change in the clinical development plan for CTx-1301 based on feedback from the FDA, and accordingly stopped enrollment in two Phase 3 trials of CTx-1301 Significant product manufacturing or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

Moreover, in February 2026, the FDA conducted a pre-approval inspection of our CDMO’s facility used to manufacture CTx-1301. This facility was issued a Form 483 by the FDA at the conclusion of the inspection with three observations. Two observations were related to the facility and one observation was specific to CTx-1301. Our CDMO is working on responses to these observation, with our input where relevant.

Obtaining regulatory approval for clinical trials of CTx-1301 and CTx-1302 in children and adolescents may require additional studies and/or longer duration of studies since the requirements for regulatory approval for the pediatric populations are more stringent.

Pediatric drug development may require additional studies to determine safe dosing and long-term safety. These additional studies may require investment of significant additional resources beyond those required for regulatory approval of the drugs in adults. Although, we have stopped enrollment in the pivotal Phase 3 fixed-dose pediatric and adolescent safety and efficacy study of CTx-1301 and the Phase 3 pediatric dose-optimization onset and duration study of CTx-1301 based on feedback from the FDA, we may have to restart and complete these and other trials in order to obtain regulatory approval. Approval of CTx-1301 may be delayed due to these additional requirements and this may have an adverse effect on the commercial prospects of CTx-1301, as well as delay our ability to generate product revenue, possibly materially. We cannot guarantee that we will receive regulatory approval to commercialize our product candidates in the pediatric populations or the adult population. See “—We depend heavily on the success of CTx-1301. If we are unable to secure approval of CTx-1301, we will never be able to generate revenues from CTx-1301, and our ability to create stockholder value will be severely limited” above for more information about the risks related to FDA approval of CTx-1301.

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. An approved pharmaceutical product may be listed as Schedule II, III, IV or V, depending on the potential for abuse and physical or psychological dependence, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Schedule II drugs are those that meet the following characteristics:

●	the drug has a high potential for abuse, misuse and addiction; and

●	the drug has a currently accepted medical use in treatment in the United States or a currently accepted medical use with severe restrictions.

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

Section 505(b)(2) of the FDCA permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for the purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA may also require the applicant to perform additional clinical trials or measurements to support any deviation from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The FDA may require an applicant’s product label to have all or some of the limitations, contraindications, warnings or precautions included in the reference product’s label, including a black box warning, or may require the label to have additional limitations, contraindications, warnings or precautions. A key element of our strategy is to seek FDA approval for our current product candidates, CTx-1301, CTx-1302, and CTx-2103, through the 505(b)(2) NDA pathway. Based on guidance received from the FDA, we submitted the NDA for CTx-1301 in July 2025 under the Section 505(b)(2) pathway with Focalin® XR as the reference listed drug, using its efficacy and safety data on file with the FDA as a basis for approval, together with bioavailability/bioequivalence data and efficacy/safety data from our CTx-1301 clinical program. If the FDA determines that our product candidates do not meet the requirements of Section 505(b)(2), or if we cannot demonstrate bioequivalence or comparable bioavailability of our product candidates to approved products, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval applicable to a traditional NDA submitted pursuant to Section 505(b)(1). Moreover, even if the FDA does allow us to pursue the 505(b)(2) NDA pathway, depending on the product candidate, we may still need to conduct additional clinical trials, including clinical trials to assess product safety or efficacy. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with our product candidates, would likely substantially increase.

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

We may be unable to successfully complete Phase 3 clinical trials for our product candidates.

The conduct of a Phase 3 clinical trial is a complicated process. Although members of our management team have conducted Phase 3 clinical trials in the past while employed at other companies, we as a company had not conducted a Phase 3 clinical trial prior to the clinical trials for CTx-1301. Failure to include the correct treatment regimen, complete, or delays in, our Phase 3 clinical trials, could prevent us from or delay us in commencing future clinical trials, obtaining regulatory approval of and commercializing our product candidates, which would adversely impact our financial performance. In addition, some of our competitors are currently conducting clinical trials for product candidates that treat the same indications as CTx-1301, and patients who are otherwise eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Even if we obtain regulatory approval for our product candidates, such approval may be limited, and we will be subject to stringent, ongoing government regulation.

Even if regulatory authorities approve our product candidates for commercialization, the FDA could approve less than the full scope of indications or labeling claims that we seek or may otherwise require special warnings or other restrictions on their use or marketing. Regulatory authorities may limit the segments of the target population to which we or others may market our product candidates. The advantages of our product candidates may not be agreed to by the FDA or other regulatory authorities or such authorities may otherwise object to the inclusion of related claims in product labeling or advertising and, as a result our product candidates may not have our expected competitive advantages when compared to other similar products. In particular, the FDA may limit labeling claims based upon the duration of efficacy of our products. In addition, any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance.

If we obtain regulatory approval for any of our product candidates, activities such as the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and record keeping for the products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs. The FDA or comparable regulatory authorities may also impose requirements for costly post-marketing nonclinical studies or clinical trials (often called “Phase 4 trials”) and post-marketing surveillance to monitor the safety or efficacy of the product. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, production problems or issues with the facility where the product is manufactured or processed, such as product contamination or significant not-compliance with applicable cGMPs, a regulator may impose restrictions on that product, the manufacturing facility or us. Accordingly, we and our CDMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA submission to the FDA or any other type of domestic or foreign marketing application. If we or our third-party providers, including our CDMOs fail to comply fully with applicable regulations, then we may be required to initiate a recall or withdrawal of our products.

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

Our employees, independent contractors, principal investigators, consultants, vendors, CROs, CDMOs and any partners with which we may collaborate may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, CROs, CDMOs, and any partners with which we may collaborate may engage in fraudulent or other illegal activity. Misconduct by these persons could include intentional, reckless or negligent conduct or unauthorized activity that violates laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or other regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws; data privacy laws and regulations; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations, and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse impact on our business, financial condition, results of operations and prospects including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, loss of eligibility to obtain marketing approvals from the FDA, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with any of these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our operating results.

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

A pandemic, epidemic, or outbreak of an infectious disease could cause a disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business~~.~~ The extent to which a pandemic, epidemic or outbreak of an infectious disease impacts our operations or those of our third-party partners, including our development studies or clinical trial operations, will depend on future occurrences, which are highly uncertain and cannot be predicted with confidence, including the duration of any outbreak and the actions to contain or treat its impact, among others. Although the majority of our operations are conducted in the United States, the spread of an infectious disease globally could adversely impact our product candidate development or clinical trial operations in the United States and abroad. Any negative impact infectious diseases have on patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Even if any of our product candidates obtain regulatory approval, they may not gain sufficient market acceptance among physicians, patients, third-party payors, and the healthcare community. Failure to achieve market acceptance would limit our ability to generate revenue and would affect our results of operations. The degree of market acceptance of our product candidates will depend on many factors, including:

●	the efficacy and potential advantages of our product candidates and compared to alternative treatments or competitive products;

●	the effectiveness of our third-party collaborators’ efforts to educate physicians and patients about the potential benefits and advantages of our product candidates;

●	the willingness of the healthcare community and patients to adopt new technologies;

●	the size of the market for such drug candidate, based on the size of the patient populations we are targeting, in the territories for which we gain regulatory approval and have commercial rights;

●	the prevalence and severity of any side effects;

●	the safety of the drug candidate as demonstrated through broad commercial distribution;

●	the ability to offer our product candidates for sale at competitive prices;

●	cost-effectiveness of our product candidates relative to competing products;

●	the ability to manufacture our product candidates in sufficient quantities and yields;

●	perceptions of physicians, patients and the healthcare community, including third-party payors, regarding the safety, efficacy and potential benefits of our product candidates compared to competing products or therapies;

●	the timing of any such marketing approval in relation to other product approvals;

●	any restrictions on concomitant use of other medications;

●	support from patient advocacy groups;

●	relative convenience and ease of administration compared to alternative treatments; and

●	the availability of adequate coverage and reimbursement from governmental health programs and third-party payors and pricing relative to other competing products and therapies.

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

We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies. For example, amphetamine XR (mixed-amphetamine salts) is currently marketed in the United States by Shire under the brand name Adderall XR, and methylphenidate is marketed in the United States by Janssen under the brand name Concerta, and by Novartis under the brand names Focalin XR and Ritalin LA. Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products or drug delivery technologies that are more effective or less costly than our PTR platform, or any product candidate that we are currently developing or that we may develop. In addition, our competitors may file citizens petitions with the FDA in an attempt to persuade the FDA that our products, or clinical trials that support their approval, contain deficiencies or that new regulatory requirements be placed on the product candidate or drug class of the product candidate. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

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

Additionally, current and future efforts by Congress, state legislatures, the FDA, DEA and other regulatory bodies to combat abuse of opioids and stimulants may negatively impact the market for our product candidates. It is possible that lawmakers or the FDA will announce new legislation or regulatory initiatives at any time that may increase the regulatory burden or decrease the commercial opportunity for our product candidates.

Risks Related to Our Dependence on Third Parties

We rely on third-parties, many of whom are our single source for services, products and/or supplies, over whom we have limited control. Should the cost, delivery and/or quality of services, products or supplies provided by these third-parties vary to our disadvantage, our business operations could suffer significant harm.

We are a research and development company and have limited experience in commercial manufacturing. To conduct late-stage clinical trials, as well as manufacture and commercialize our drug candidates, we engage a CDMO and suppliers in the U.S. to manufacture our drug candidates on a large scale at a competitive cost and in accordance with cGMP and regulatory requirements, as applicable. We also rely on third parties for filling, labeling and storage for studies inside and outside the U.S.

Moreover, while we will try to obtain multiple sources whenever possible, similar to other clinical stage pharmaceutical companies, all stages of our manufacturing process are currently completed by a single CDMO, which could expose us to a number of risks related to our supply chain if and when we become a commercial stage company, including delivery failure and drug shortages. To date, we have no qualified alternative sources. Any manufacturing failures or compliance issues experienced by our CDMO could cause delays in our clinical studies or commercialization of our drug candidates.

Any change to our manufacturing process, facilities or suppliers could require that we amend our NDA as the NDA we submitted for CTx-1301 included our proposed manufacturing process for CTx-1301. Also, because of our proprietary processes for manufacturing our product candidates, we cannot immediately transfer manufacturing activities for our drug products to an alternate supplier, and a change of manufacturing facilities would be time- consuming and could be a costly endeavor. For example, in October 2022, we announced a new CDMO. The CTx-1301 fixed-dose study was delayed while the manufacturing process with the new CDMO was established to manufacture the final dosage strengths needed for the fixed-dose study.

In February 2026, the FDA conducted a pre-approval inspection of our CDMO’s facility used to manufacture CTx-1301. This facility was issued a Form 483 by the FDA at the conclusion of the inspection with three observations. Two observations were related to the facility and one observation was specific to CTx-1301. Our CDMO is working on responses to these observations, with our input where relevant.

Identifying an appropriately qualified source of alternative supply for any one or more of the component substances for our product candidates or product could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our product candidates. Any alternative vendor would also need to be qualified through an NDA supplement and may need to undergo an FDA inspection before the supplement can be approved, which could result in further delay, including delays related to additional clinical trials. Potential changes in manufacturing facilities would also require us to supplement our NDA filings to include the change of manufacturing site.

In order for us to establish our own commercial manufacturing facility, we would require substantial additional funds and we would need to acquire a manufacturing facility, make facility modifications, hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to such a facility. The commercial manufacturing facility would also need to be licensed for the production of our drug candidates by the FDA and meet other regulatory standards. We therefore work with our CDMO under established manufacturing arrangements that comply with the FDA’s requirements and other regulatory standards, although there is no assurance that the manufacturing will be successful.

Use of third-party manufacturing facilities limits our control over and ability to monitor the manufacturing process. As a result, we may not be able to detect a variety of problems that may arise and may face additional costs in the process of interfacing with and monitoring the progress of our CDMO. If our CDMO fails to meet our manufacturing needs in an acceptable manner or fail to comply with regulatory requirements, we would face delays and additional costs while we develop internal manufacturing capabilities or find alternate sources. It may not be possible to have multiple manufacturers ready to supply us with needed material at all or without incurring significant costs. Our dependence upon third-party manufacturing facilities for the manufacture of our products may adversely affect our profit margins and our ability to develop, manufacture, sell and deliver products on a timely and competitive basis. Any manufacturing failures, supply chain delays or compliance issues could cause delays in our clinical studies for our drug candidates, FDA approval of our product candidates, and, if approved, commercialization of our product candidates.

Prior to approval of CTx-1301 or any product candidate, the FDA must review and approve validation studies for both drug substance and drug product. In February 2026, the FDA conducted a pre-approval inspection of our CDMO’s facility used to manufacture CTx-1301. This facility was issued a Form 483 by the FDA at the conclusion of the inspection with three observations. Two observations were related to the facility, and one observation was specific to CTx-1301. Our efforts continue to be subject to inspection and approval by the FDA and other factors outside of our control, and there remains a risk that the required FDA approvals of CTx-1301 and/or our CDMO’s facility used to manufacture CTx-1301 could be further delayed or not obtained.

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

If we fail to produce our product or product candidates in the volumes that are required on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face regulatory penalties and delays in the development, approval and/or commercialization of our product candidates.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally, such as our own manufacturing facilities, to manufacture our preclinical and clinical drug supplies for our clinical trials and preclinical studies or commercial quantities of any drug candidates that may obtain regulatory approval. We procure bulk drug substance from a sole source, third-party supplier and have contracted with a CDMO to produce our drug candidates at its facilities, and we anticipate that we will continue to do so for the foreseeable future. Therefore, we lack the resources and expertise to formulate or manufacture our own drug candidates, and our reliance on third parties increases the risk that we will not have sufficient quantities of bulk drug substances or our product candidates, in such quantities at an acceptable cost, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts. For example, we experienced delays in the manufacturing and delivery of clinical supply for the CTx-1301 fixed-dose study due to operational resource issues at our former CDMO. The manufacture of the clinical supply was further delayed while our new CDMO established its manufacturing process for CTx-1301.

We have entered into an agreement with a CDMO and intend for that CDMO to manufacture all clinical, registration and commercial batches of our drug candidate, CTx-1301. We intend to establish or continue those relationships for the supply of our drug candidates; however, there can be no assurance that we will be able to retain those relationships on commercially reasonable terms, if at all. If we are unable to maintain those relationships, we could experience delays in our development efforts as we locate and qualify new CDMOs. If any of our current drug candidates or any drug candidates we may develop or acquire in the future receives regulatory approval, we will rely on one or more CDMOs to manufacture the commercial supply of such drugs.

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

While we are ultimately responsible for the manufacture of our product candidates, we do not manufacture our products ourselves and are dependent on our CDMO for compliance with cGMPs. Our agreement with our CDMO requires it to perform according to certain cGMP requirements such as those relating to quality control, quality assurance and qualified personnel, but we cannot control the conduct of our CDMO to implement and maintain these standards. If our CDMO cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we would be prevented from obtaining regulatory approval for our drug candidates unless and until we engage a substitute CDMO that can comply with such requirements, which we may not be able to do. Any such failure by our CDMO would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our CDMO, to comply with applicable regulations could result in sanctions being imposed on us, including warning letters, clinical holds or termination of clinical trials, fines, injunctions, restitution, disgorgement, civil penalties, delays, suspension or withdrawal of approvals or other permits, FDA refusal to approve pending applications, product detentions, FDA consent decrees placing significant restrictions on or suspending manufacturing and distribution operations, debarment, refusal to allow import or export, product detentions, adverse publicity, dear-health-care-provider letters or other warnings, license revocation, seizures or recalls of product candidates, operating restrictions, refusal of government contracts or future orders under existing contracts and civil and criminal liability, including False Claims Act liability, exclusion from participation in federal health care programs, and corporate integrity agreements among other consequences, any of which could significantly and adversely affect supplies of our products.

Failure by our CDMO to comply with DEA regulations related to controlled substances may cause their license to be revoked and production of our products and product candidates may be interrupted or stopped. This would impact our ability to develop, obtain marketing approval for or market our product candidates, if approved.

Our product candidates and any drugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities, and we may be unable to obtain access to these facilities on favorable terms.

There are a limited number of manufacturers that operate under cGMP regulations and possess a DEA license to procure, hold and work with controlled substances. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second contract manufacturer. If our current CDMO cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement. For example, we experienced delays in the manufacturing and delivery of clinical supply for the CTx-1301 fixed-dose study due to operational resource issues at our former CDMO prior to October 2022. The manufacture of the clinical supply was further delayed while our new CDMO established its manufacturing process for CTx-1301.

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

If we receive FDA approval for CTx-1301, we intend to partner with Indegene, pursuant to the Commercialization Agreement, in the commercialization of CTx-1301, including marketing, market access and pricing, commercial operations and an unparalleled omnichannel, on a fee for service basis. We also intend to partner with IQVIA, pursuant to a Licensing and Services Master Agreement, in the commercialization of CTx-1301, including field sales and national accounts management. Use of third-parties for these commercial functions limits our control over and ability to monitor the process. As a result, we may not be able to detect a variety of problems that may arise and may face additional costs in the process of interfacing with and monitoring the progress of Indegene and/or IQVIA. If Indegene or IQVIA fails to meet our needs in an acceptable manner or fails to comply with regulatory requirements, we would face delays and additional costs while we develop internal capabilities or find an alternate third-party.

Potential partners and collaborators for other product candidates include co-commercialization partners, as well as regional, national and international large and mid-size pharmaceutical companies. We may have limited control over the amount and timing of resources that our current and any future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Pursuant to the Commercialization Agreement, we and Indegene will enter into statements of work that will set forth, among other things, the services to be performed by Indegene, the deliverables for such services and the fees to be paid by us. We may be unable to negotiate the terms of the statements of work, including the services to be performed by Indegene and IQVIA or the fees payable by us, on terms acceptable to us, or at all. If we are unable to do so, we would have to seek other collaborations for the commercialization of CTx-1301, which may delay commercialization.

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

Our agreements with Indegene and IQVIA, and any future collaboration agreements, may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

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

If we receive FDA approval for CTx-1301, we intend to partner with Indegene, pursuant to the Commercialization Agreement, in the commercialization of CTx-1301, including marketing, market access and pricing, commercial operations and an unparalleled omnichannel, on a fee for service basis. We also intend to partner with IQVIA, pursuant to a Licensing and Services Master Agreement, in the commercialization of CTx-1301, including field sales and national accounts management. Use of third-parties for these commercial functions limits our control over and ability to monitor the process. As a result, we may not be able to detect a variety of problems that may arise and may face additional costs in the process of interfacing with and monitoring the progress of Indegene and/or IQVIA. If Indegene or IQVIA fails to meet our needs in an acceptable manner or fails to comply with regulatory requirements, we would face delays and additional costs while we develop internal capabilities or find an alternate third-party. If CTx-1301 is approved, there can be no assurance that Indegene or IQVIA will be successful in assisting with our commercialization efforts for CTx-1301.

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

Additionally, pursuant to our agreements with Indegene and IQVIA, we would enter into statements of work that would set forth, among other things, the services to be performed by Indegene and IQVIA, the deliverables for such services and the fees to be paid by us. We may be unable to negotiate the terms of the statements of work, including the services to be performed by Indegene or the fees payable by us, on terms acceptable to us, or at all. If we are unable to do so, we may have to seek other collaborations for the commercialization of CTx-1301, which may delay commercialization.

We rely on third parties to perform many essential services for any products that we commercialize, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize CTx-1301 and other product candidates will be significantly impacted and we may be subject to regulatory sanctions.

If we receive FDA approval for CTx-1301, we intend to partner with Indegene, pursuant to the Commercialization Agreement, in the commercialization of CTx-1301, including marketing, market access and pricing, commercial operations and an unparalleled omnichannel, on a fee for service basis. We also intend to partner with IQVIA, pursuant to a Licensing and Services Master Agreement, in the commercialization of CTx-1301, including field sales and national accounts management. We would substantially rely on Indegene and IQVIA and will substantially rely on any future third-party providers to perform services for us. We may retain additional third-party service providers to perform a variety of functions related to the sale and distribution of any or all of our products, including CTx-1301, CTx-1302, and CTx-2103, if approved, key aspects of which will be out of our direct control. These service providers may provide key services related to distribution, customer service, accounts receivable management and cash collection.

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

In addition, the market for our product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.

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

In the United States and elsewhere, sales of prescription pharmaceutical products still depend in large part on the availability of reimbursement to the consumer from third-party payors, such as governmental and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products. The market for CTx-1301, CTx-1302, and/or CTx-2103 will depend significantly on whether third-party payors provide coverage and reimbursement. Industry competition to be eligible for reimbursement often leads to downward pricing pressures on pharmaceutical products. Also, third-party payors may refuse to reimburse for a particular branded drug or product when a less costly generic equivalent or other alternative is available. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We would be required to provide scientific and clinical support for the use of our products to each third-party payor separately with no assurance that approval would be obtained. This process could delay the market acceptance of our products and could have a negative effect on our future revenues and operating results. Even if we succeed in bringing a product candidate to market, we cannot be certain that it would be considered cost effective or that coverage and adequate reimbursement to patients would be available. Patients may be unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of its cost.

In addition, in many foreign countries, particularly countries within the European Union, the pricing of prescription drugs is subject to government control. In some jurisdictions outside the United States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Moreover, pricing negotiations with governmental authorities in these countries can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in countries outside of the United States, we may be required to conduct additional clinical trials that specifically compares the cost-effectiveness of our products to other available therapies. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be foreign products imported that compete with our product candidates, which could negatively impact our profitability.

We believe our product candidates will need to be priced competitively with current therapies to be eligible for full reimbursement in the United States and international markets. If we are unable to obtain coverage of, and adequate payment levels for our product candidates from third-party payors, physicians may limit how much or under what circumstances they will prescribe it and patients may decline to purchase it. This in turn could affect our ability to successfully commercialize any or all of our products and harm our business.

If we are unable to support demand for our product candidates, including ensuring that we have adequate capacity to meet increased demand, or we are unable to successfully manage the evolution of our drug delivery technology platform, our business could suffer.

As our volume grows, we will need to extend our platform to support product production at a larger scale within expected turnaround times. We may need additional certified laboratory scientists and technical and manufacturing personnel to process higher volumes of our product candidates, if approved. We may also need to purchase additional equipment, some of which can take several months or more to procure, setup and validate. There is no assurance that any of these increases in scale, expansion of personnel, equipment, or process enhancements will be successfully implemented, or that we will have adequate space in our facilities to accommodate such required expansion.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we obtain marketing approval for and commercially sell our product candidates. For example, we may be sued if any product that we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our management, personnel, systems, and facilities currently in place may not be adequate to support our business plan and near-term future growth. We will need to further expand our manufacturing team, clinical team, managerial, operational, financial, and other resources to support our planned research, development and commercialization activities.

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

We do not currently have an organization for the sale, marketing or distribution of our product candidates. The establishment and development of our own sales force in the United States to market our product candidates would be expensive and time consuming and could delay any product launch. We cannot be certain that we would be able to successfully develop this capacity, and even if we do, the cost of establishing and maintaining such an organization may exceed the benefit of doing so.

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

If we receive FDA approval for CTx-1301, we intend to partner with Indegene, pursuant to the Commercialization Agreement, in the commercialization of CTx-1301, including marketing market access and pricing, commercial operations and an unparalleled omnichannel, on a fee for service basis. We also intend to partner with IQVIA, pursuant to a Licensing and Services Master Agreement, in the commercialization of CTx-1301, including field sales and national accounts management.

We also may enter into additional strategic partnerships with third parties to commercialize our product candidates.

Pursuant to our agreements with Indegene and IQVIA, we would enter into statements of work that would set forth, among other things, the services to be performed by Indegene and IQVIA, the deliverables for such services and the fees to be paid by us. We may be unable to negotiate the terms of the statements of work, including the services to be performed by Indegene or IQVIA or the fees payable by us, on terms acceptable to us, or at all. If we are unable to do so, we would have to seek other collaborations for the commercialization of CTx-1301, which may delay commercialization. We may also have difficulty establishing relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations and/or ingrained distribution channels. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop or commercialize our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. In December 2023, two executive officers, including our Chief Financial Officer, and two clinical operations employees resigned. On January 25, 2024, we appointed Ms. Callahan as our Senior Vice President and Chief Financial Officer. In August 2025, the employment of our Chief Operating Officer was terminated. Also in August 2025, our Chairman and Chief Executive Officer was placed on administrative leave, and in connection with that action, our Chief Financial Officer was appointed to serve as interim Chief Executive Officer and a current member of our Board was appointed to serve as Executive Chairman of the Board. In December 2025, our Chief Executive Officer was reinstated. During 2025 and the first quarter of 2026, we hired our Chief Legal Officer and Chief Commercial Officer, as well as several other officers and employees in connection with pre-commercialization efforts for CTx-1301.

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

Our operations to date have been primarily limited to formulating and developing our product candidates and undertaking clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	delays in the commencement, enrollment and the timing of clinical testing for our product candidates;

●	the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

●	the cost of manufacturing our product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;

●	our ability to obtain additional funding to develop our product candidates;

●	our ability to comply with the terms of the Note Purchase Agreement and Note issued in November 2025;

●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

●	the level of demand for our product candidates, should they receive approval, which may vary significantly;

●	potential side effects of our product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;

●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our product candidates, if approved;

●	our dependency on third-party manufacturers to supply or manufacture our product candidates;

●	our ability to establish or outsource an effective sales, marketing and distribution infrastructure in a timely manner;

●	market acceptance of our product candidates, if approved, and our ability to forecast demand for those product candidates;

●	our ability to receive approval and commercialize our product candidates outside of the United States;

●	our ability to establish and maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	costs related to and outcomes of potential litigation or other disputes;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively;

●	potential liabilities associated with hazardous materials;

●	our ability to maintain adequate insurance policies; and

●	future accounting pronouncements or changes in our accounting policies.

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

The regulatory framework for use of AI technologies in our business is rapidly evolving and any failure or perceived failure by us or our employees, representatives, contractors, consultants, CDMO, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

The regulatory framework for AI technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability, directly or indirectly, to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI technologies. We may need to expand resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, CDMO, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

Our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we utilize the 505(b)(2) regulatory approval pathway for the approval of our products and product candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products. As a result, upon filing with the FDA for approval of our product candidate CTx-1301, we certified to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our proposed drug product. If we certify to the FDA that a patent is invalid or not infringed, or a Paragraph IV certification, a notice of the Paragraph IV certification must also be sent to the patent owner once our 505(b)(2) NDA is accepted for filing by the FDA. The third party may then initiate a lawsuit against us asserting infringement of the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving our NDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in our favor. If the third party does not file a patent infringement lawsuit within the required 45-day period, our NDA will not be subject to the 30-month stay. However, even if the third party does not sue within the 45-day time limit, thereby invoking the 30-month stay, it may still challenge our right to market our product upon FDA approval; therefore, some risk of an infringement suit remains even after the expiry of the 45-day limit. We have not received a complaint asserting patent infringement.

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

Our decision to seek approval of CTx-1301 and our other product candidates under 505(b)(2) may increase the risk that patent infringement suits are filed against us, which would delay the FDA’s approval of such product candidates.

In connection with any NDA that we file under the 505(b)(2) regulatory pathway, if there are patents that claim the approved drug contained in our product candidates and referenced in our 505(b)(2) NDA, we must certify to the FDA and notify the patent holder that any patents listed for the approved drug in the FDA’s Orange Book publication are invalid, unenforceable or will not be infringed by the manufacture, use or sale of our drug. If a patent infringement lawsuit is filed against us within 45 days of its receipt of notice of our certification, the FDA is automatically prevented from approving our 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a court decision in the infringement case that is favorable to us, or such shorter or longer period as may be ordered by a court. Such actions are routinely filed by patent owners. Accordingly, we may invest significant time and expense in the development of our product candidates only to be subject to significant delay and patent litigation before our product candidates may be commercialized. We may not be successful in defending any patent infringement claim. Even if we are found not to infringe, or a plaintiff’s patent claims are found invalid or unenforceable, defending any such infringement claim would be expensive and time-consuming, and would delay launch of our products or our other product candidates and distract management from their normal responsibilities. We have not received a complaint asserting patent infringement.

Risks Related to the Securities Markets and Ownership of Our Securities

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

On May 16, 2023, we received a notice from the Listing Qualifications Staff (Staff) of Nasdaq stating that we no longer complied with the minimum stockholders’ equity requirement of $2.5 million under the Nasdaq Listing Rule 5550(b)(1) (Minimum Stockholders’ Equity Rule) for continued listing. We submitted a plan of compliance to Nasdaq on June 30, 2023. On July 28, 2023, Nasdaq notified us that it had granted an extension until November 13, 2023 to regain compliance with the Minimum Stockholders’ Equity Rule, conditioned upon achievement of certain milestones included in the plan of compliance previously submitted to Nasdaq, including a plan to raise additional capital. On November 14, 2023, we received a letter from Nasdaq indicating that, based upon our non-compliance with the Minimum Stockholders’ Equity Rule, the Staff had determined to delist our securities from Nasdaq, subject to our request for a hearing before the Nasdaq Hearings Panel (Panel).

On December 26, 2023, we received an additional letter from the Staff indicating that, based upon the resignation of three members of our board of directors on December 12, 2023 and December 13, 2023, we no longer compiled with the independent director, audit committee, compensation committee and independent director oversight of director nominations requirements as set forth in Nasdaq Listing Rule 5605. We timely requested a hearing before the Panel, which was held on February 13, 2024. On February 22, 2024, the Panel notified us that (i) as a result of the appointment of three independent board members on February 12, 2024, we had regained compliance with the board composition requirements of Nasdaq set forth in Nasdaq Listing Rule 5605 and (ii) it granted our request for an exception to evidence continued compliance with the Minimum Stockholders’ Equity Rule through May 13, 2024. On May 21, 2024, we were formally notified that the Panel determined that we had regained compliance with the Minimum Stockholders’ Equity Rule. Pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we were subject to a discretionary panel monitor through May 21, 2025 (Panel Monitor). If, within that one-year monitoring period, we failed to maintain compliance with any Nasdaq continued listing requirement, the Staff would issue a Delist Determination Letter and we would have an opportunity to request a new hearing with the initial Panel or a newly convened Panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we would not be permitted to provide the Staff with a plan of compliance with respect to any deficiency that arose during the one-year monitoring period, and the Staff would not be permitted to grant additional time for us to regain compliance with respect to any deficiency.

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

On June 17, 2024, we received a notice from Nasdaq indicating that, based upon our non-compliance with the Minimum Bid Price Rule, the Staff had determined to delist our securities from Nasdaq unless we timely requested a hearing before the Panel. Because we were subject to the Panel Monitor, the Staff did not grant additional time for the Company to regain compliance with the Minimum Bid Price Rule. We timely requested a hearing before the Panel, which was held on July 25, 2024. Our request for a hearing stayed any suspension or delisting action by the Staff. At such hearing we requested an extension within which to evidence compliance with the Minimum Bid Price Rule. On August 2, 2024, we received a notice from Nasdaq stating that the Panel determined to grant our request for an exception through August 23, 2024 to demonstrate compliance with the Minimum Bid Price Rule. Accordingly, the Panel granted our request for continued listing on Nasdaq, subject to: 1) on or before August 9, 2024, the Company effecting a reverse stock split at a ratio of between 1-for-3 and 1-for-15; and 2) on or before August 23, 2024, the Company demonstrating compliance with the Minimum Bid Price Rule by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions. On August 9, 2024, we completed a one-for-twelve reverse stock split in an effort to evidence compliance with the Minimum Bid Price Rule. On September 9, 2024, we were formally notified that the Panel determined the Company has regained compliance with the Minimum Bid Price Rule.

In the event that our closing bid price again falls below $1.00 per share for more than 30 consecutive business days, we will no longer be in compliance with the Minimum Bid Price Rule. We must also maintain either (i) minimum stockholders’ equity of $2.5 million pursuant to the Minimum Stockholders’ Equity Rule or (ii) a market value of listed securities of at least $35 million pursuant to Nasdaq Listing Rule 5550(b)(2) (Minimum Market Value Rule). As of December 31, 2025, our stockholders’ equity was $2.5 million and as of March 13, 2026, the market value of our common stock was approximately $101 million based on a closing price of our common stock on that date of $8.69 per share. There can be no assurance that we will continue to maintain compliance with the Minimum Bid Price Rule, the Minium Stockholders’ Equity Rule, the Minimum Market Value Rule or the other Nasdaq listing requirements.

We must satisfy Nasdaq’s continued listing requirements or risk delisting, which could have a material adverse effect on our business. If our common stock and warrants are delisted from Nasdaq, it could materially reduce the liquidity of our common stock and warrants and result in a corresponding material reduction in the price of our common stock and warrants as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. If our common stock and warrants are delisted, it could be more difficult to buy or sell our common stock and warrants or to obtain accurate quotations, and the price of our common stock and warrants could suffer a material decline. Delisting could also impair our ability to raise capital on acceptable terms, if at all.

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

The market price for our common stock and warrants may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	actual or anticipated changes in the pace of our corporate achievements or our growth rate relative to our competitors;

●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

●	issuance of new or updated research or reports by securities analysts;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our common stock or warrants;

●	additions or departures of key management or other personnel;

●	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	announcement or expectation of additional debt or equity financing efforts;

●	sales of our common stock or warrants by us, our insiders or our other stockholders; and

●	general economic, market or political conditions in the United States or elsewhere.

In particular, the market prices of clinical-stage companies like ours have been highly volatile due to factors, including, but not limited to:

●	any delay or failure in a clinical trial for our product candidates or to receive approval from the FDA and other regulatory agents;

●	developments or disputes concerning our product’s intellectual property rights;

●	our or our competitors’ technological innovations;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies or patents;

●	failure to complete significant transactions or collaborate with vendors in manufacturing our product; and

●	proposals for legislation that would place restrictions on the price of medical therapies.

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

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We can be an “emerging growth company” for up to five years from our initial public offering, which occurred in December 2021, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on internal control over financial reporting. When we lose our status as an “emerging growth company,” as defined in the JOBS Act, and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. We anticipate that we will no longer be an emerging growth company after December 31, 2026. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock or warrants may decline.

As described in the prior risk factor, management identified a material weakness during its assessment of internal controls over financial reporting as of December 31, 2023, which was remediated as of the date of the filing of our Annual Report on Form 10-K for fiscal year 2023. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock or warrants could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness or significant deficiencies in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We will incur significantly increased costs as a result of and devote substantial management time to operating as a public company.

As public company, we will incur significant legal, accounting and other expenses. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We will also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our Board, our board committees or as executive officers. In addition, after we no longer qualify as an “emerging growth company,” as defined under the JOBS ACT we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We anticipate that we will no longer be an emerging growth company after December 31, 2026. We are just beginning the process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In that regard, we currently do not have an internal audit function, and we will need to hire or contract for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

The price of our common stock or warrants could decline as a result of sales of a large number of shares of our common stock or warrants or the perception that these sales could occur. These sales, or the possibility that these sales may occur, including pursuant to an at-the-market offering or the 2025 LP Purchase Agreement, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Our corporate headquarters is located in Kansas City, Kansas, where we lease approximately 14,205 square feet of office space. Our lease expires in May 2030, with an option to extend. We executed a sub-lease of a portion of our Kansas City office space through September 1, 2027. Our manufacturing activities take place at Core Rx, Inc. (dba Bend Bioscience), our CDMO in Gainesville, Georgia. We believe our current offices, laboratories, and manufacturing spaces are sufficient to meet our needs. We may seek to negotiate new leases or evaluate additional or alternate space to accommodate operations. We believe that appropriate alternative space is readily available on commercially reasonable terms.

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

Holders of Record

As of March 9, 2026, we had 209 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a biopharmaceutical company using our proprietary PTRTM drug delivery platform technology to build and advance a pipeline of next-generation pharmaceutical products designed to improve the lives of patients suffering from frequently diagnosed conditions characterized by burdensome daily dosing regimens and suboptimal treatment outcomes. With an initial focus on the treatment of ADHD and anxiety, we are identifying and evaluating additional therapeutic areas where our PTR technology may be employed to develop future product candidates. Our PTR platform incorporates a proprietary EBL designed to allow for the release of drug substance at specific, pre-defined time intervals, unlocking the potential for once-daily, multi-dose tablets. We believe there remains a significant, unmet need within the current treatment paradigm for true once-daily ADHD stimulant medications with lasting duration to better serve the needs of patients throughout their entire active-day.

Since inception in 2012, our operations have focused on developing our product candidates, primarily CTx-1301, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations through public and private capital raised. Cumulative capital raised from these sources, including debt financing, was approximately $128.7 million as of December 31, 2025.

We have incurred significant losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $22.4 million and $16.6 million for the years ended December 31, 2025 and 2024, respectively. See “Results of Operations” below for an explanation of the fluctuations in our net losses. As of December 31, 2025, we had an accumulated deficit of $132.4 million.

We expect to continue to incur significant expenses and operating losses in the near term as we:

●	seek regulatory approval for CTx-1301;

●	continue research and development activities for our existing and new product candidates, primarily for CTx-1301;

●	continue manufacturing activities, primarily for CTx-1301;

●	advance commercialization efforts for CTx-1301; and

●	operate as a public company.

We believe our cash will satisfy our capital needs late into the fourth quarter of 2026 under our current business plan, which primarily includes activities related to us seeking regulatory approval for CTx-1301 and pre-commercialization efforts for CTx-1301. We will also need additional capital to advance our other programs. See “Liquidity and Capital Resources” below.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates. Our most advanced product candidate currently is CTx-1301, for which we submitted a NDA with the FDA in July 2025. On [DATE], the NDA submission was accepted by the FDA and a PDUFA target action date of May 31, 2026 was assigned. However, completing the process of obtaining FDA approval of the pending NDA for CTx-1301 still involves substantial risk. See “Risk Factors—We depend heavily on the success of CTx-1301. If we are unable to secure approval of CTx-1301, we will never be able to generate revenues from CTx-1301, and our ability to create stockholder value will be severely limited” for more information about the risks related to regulatory approval of CTx-1301.

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

Securities Issuances

ATM Agreement

We entered into the At the Market Offering Agreement (“ATM Agreement”) with HCW, as sales agent, in January 2023 as amended in May 2023, pursuant to which we could offer and sell, from time to time through HCW, shares of our common stock for aggregate proceeds of up to $32.34 million (upon the terms and subject to the conditions and limitations set forth in the ATM Agreement). On March 16, 2026, we terminated the ATM Agreement, effective March 23, 2026.

During 2025, we sold 785,784 shares of common stock under the ATM Agreement, for net proceeds of $3,574,574, after deducting $122,576 of compensation to HCW and other administration fees. Subsequent to December 31, 2025, we sold 210,158 shares of common stock under the ATM Agreement, for net proceeds of $1,304,011, after deducting $43,300 of compensation to HCW and other administration fees.

Equity Line of Credit

In April 2023, we entered into a purchase agreement (the “Original LP Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”). Pursuant to the Original LP Purchase Agreement, Lincoln Park agreed to purchase from us up to an aggregate of $12.0 million of common stock. During 2025, we sold 897,415 shares of common stock under the Original LP Purchase Agreement, for net proceeds of $3,513,236. As of June 30, 2025, we sold to Lincoln Park the maximum dollar value worth of common stock pursuant to the Original LP Purchase Agreement, and the Original LP Purchase Agreement thereupon expired in accordance with its terms.

On July 21, 2025, we entered into a second purchase agreement with Lincoln Park (the “2025 LP Purchase Agreement”), pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $25.0 million of common stock (subject to certain limitations and satisfaction of the conditions set forth in the 2025 LP Purchase Agreement) from time to time and at the Company’s sole discretion over the 36-month term of the 2025 LP Purchase Agreement. Pursuant to the terms of the 2025 LP Purchase Agreement, we issued 120,424 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock under the 2025 LP Purchase Agreement. During 2025, we sold 852,948 shares of common stock to Lincoln Park, under the 2025 LP Purchase Agreement, for net proceeds of $3,238,007. Subsequent to December 31, 2025, we sold 1,526,628 shares of common stock to Lincoln Park, under the 2025 LP Purchase Agreement, for net proceeds of $8,506,791. As of March 18, 2026, we had approximately $13.3 million of availability under the 2025 LP Purchase Agreement.

Private Placement

On January 27, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with several purchasers, including a lead investor (the “Lead Investor”) and certain of our officers, directors and other affiliates, for the private placement (the “Private Placement”) of: (i) 2,147,472 shares of our common stock, (ii) 954 shares of Series A convertible preferred stock with a stated value of $1,000 (the “Stated Value”) and a conversion price equal to a $5.04 per share of common stock (the “Preferred Stock”) and (iii) a warrant (the “Warrant”) to purchase 1,869,415 shares of common stock (the “Warrant Shares”) for aggregate gross proceeds of approximately $12.0 million, at a price per share of $5.14 per share of common stock (including $0.10 per Warrant Share). The Warrant Shares have an exercise price of $5.04 per share of common stock, subject to adjustment as provided in the Warrant. The shares of Common Stock, the shares of Preferred Stock, and the Warrant Shares are referred to collectively as the Securities.

The closing of the Private Placement occurred on February 6 and 13, 2026. At a special meeting of stockholders scheduled for March 24, 2026, stockholders are being asked to approve the issuance of common stock upon conversion of the Preferred Stock and the exercise of the Warrant. Upon stockholder approval (i) each outstanding share of the Preferred Stock, without any further action by us or the holder, will automatically convert into shares of common stock determined by dividing the Stated Value plus all unpaid accrued and accumulated preferential dividends on such share by the $5.04 conversion price and (ii) the Warrant will be exercisable.

Falcon Creek Capital Advisor LLC (“Falcon Creek”), on behalf of the Lead Investor that it manages, may designate up to two (2) directors (each a “Falcon Creek Director”) to serve on our board of directors (the “Board”), who will be designated as follows: (i) one Falcon Creek Director was designated on February 13, 2026 and (ii) Falcon Creek will have the right to designate the second Falcon Creek Director upon stockholder approval; provided, that (1) one Falcon Creek Director shall be required to resign from the Board if the Lead Investor no longer beneficially owns at least 15% of our outstanding common stock and (2) the remaining Falcon Creek Director shall be required to resign from the Board if the Lead Investor no longer beneficially owns at least 5% of our outstanding common stock.

Except as provided in the Purchase Agreement, during the period commencing on and including the date of the Purchase Agreement and continuing through and including the 180th day following the date of the Purchase Agreement (such period being referred to as the “Lock-up Period”), each purchaser will not, without our prior written consent, sell, offer to sell, contract to sell or lend any Securities. The Purchase Agreement also provides that during the Lock-up Period, the purchasers will not (i) effect any short sale, or establish or increase any “put equivalent position” or liquidate or decrease any “call equivalent position” of any Securities; (ii) pledge, hypothecate or grant any security interest in any Securities; (iii) in any other way transfer or dispose of any Securities; (iv) enter into any swap, hedge or similar arrangement or agreement that transfers, in whole or in part, the economic risk of ownership of any Securities, regardless of whether any such transaction is to be settled in securities, in cash or otherwise; (v) grant any proxies or powers of attorney with respect to any Securities, deposit any Securities into a voting trust, or enter into a voting agreement or similar arrangement or commitment with respect to any Securities; or (vi) publicly announce the intention to do any of the foregoing.

The Purchase Agreement also includes a standstill provision for a period of twenty-four (24) months following the last closing date, whereby each purchaser has agreed that, without our prior written consent, the purchaser will not: (i) acquire, offer to acquire, or agree to acquire any of our securities if such acquisition would result in the purchaser and its affiliates beneficially owning more than 40% of our outstanding common stock on an as-converted basis; (ii) make, or in any way participate in, any solicitation of proxies or consents with respect to any of our securities; or (iii) propose or participate in any merger, tender offer, business combination, recapitalization, or similar transaction involving us.

The independent members of our Board reviewed the terms of the Private Placement, including the participation of certain of our officers, directors and other affiliates, and determined that the Private Placement is in our best interest and the best interests of our stockholders.

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

The WFIA Note was unsecured with interest accruing at 15% per annum. After the conversion of the remaining principal amount plus all accrued interest thereon and the issuance of the January WFIA Pre-Funded Warrants, the WFIA Note was paid in full and we have no further obligations under the WFIA Note. WFIA exercised all of its pre-funded warrants in April 2024.

Public Offerings

On February 2, 2024, we entered into agreements, including a Securities Purchase Agreement, with investors, pursuant to which we issued 114,583 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 197,917 shares of our common stock, Series A warrants to purchase up to 312,500 shares of our common stock and Series B warrants to purchase up to 312,500 shares of our common stock (the “February 2024 Offering”). The February 2024 Offering closed on February 6, 2024. The combined purchase price per share of common stock and accompanying Series A and Series B warrants was $24.00. The combined purchase price per pre-funded warrant and accompanying Series A and Series B warrants was $23.9988, which represents the public offering price per share of common stock and accompanying warrants less the $0.0012 per share exercise price for each pre-funded warrant. The pre-funded warrants are exercisable at any time after the date of issuance and have no expiration date. The holder of pre-funded warrants may not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Series A warrants have an exercise price of $24.00 per share, were exercisable immediately, and will expire five years after the issuance date, and the Series B warrants have an exercise price of $24.00 per share, were exercisable immediately, and will expire two years after the issuance date. We received gross proceeds of approximately $7.5 million, before deducting $750,950 of placement agent’s fees and other offering expenses, pursuant to the February 2024 Offering. All pre-funded warrants were exercised during 2024.

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

Debt Issuance

On December 20, 2024, we entered into a Note Purchase Agreement (the “2024 Note Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company (“Lender”), pursuant to which we issued and sold to Lender an unsecured promissory note in the amount of $5,480,000 (the “2024 Note”). The principal amount included an original issue discount of $450,000 and expenses payable by us of $30,000. In exchange for the 2024 Note, Lender paid a purchase price of $5,000,000 in cash. The 2024 Note bore interest at a rate of 9% per annum and had a maturity 18 months after its issuance date. Our wholly-owned subsidiaries Cingulate Therapeutics LLC and Cingulate Works, Inc., provided a guarantee of our obligations to Lender under the 2024 Note and the other transaction documents. We used the net proceeds from the sale of the 2024 Note for working capital and other general corporate purposes.

From time to time, beginning on July 2, 2025, Lender could redeem a portion of the 2024 Note. Pursuant to the terms of the 2024 Note, we were charged a monitoring fee equal to the outstanding balance on the 90-day anniversary of the effective date of the 2024 Note divided by 0.85 less the outstanding balance on such date.

During 2025, we entered into exchange agreements with Lender to exchange an aggregate of $4,675,000 in principal for 1,167,300 shares of common stock, thereby extinguishing that portion of the 2024 Note. Subsequent to December 31, 2025, we entered into exchange agreements with Lender to exchange an aggregate of $2,308,947 in principal for 460,122 shares of common stock, thereby extinguishing the remaining balance of the 2024 Note. See Note 8 to our consolidated financial statements for additional information regarding the 2024 Note and the 2024 Note Purchase Agreement.

On November 7, 2025, we entered into a note purchase agreement (the “2025 Note Purchase Agreement”) with Avondale Capital, LLC, a Utah limited liability company (“Avondale”), pursuant to which we issued and sold to Avondale an unsecured promissory note in the amount of $6,570,000 (the “2025 Note”). The principal amount includes an original issue discount of $540,000 and expenses payable by us of $30,000. In exchange for the 2025 Note, Avondale paid a purchase price of $6,000,000 in cash. The 2025 Note bears interest at a rate of 9% per annum and matures 18 months after its issuance date. Our wholly-owned subsidiaries Cingulate Therapeutics LLC and Cingulate Works, Inc., provided a guarantee of our obligations to Avondale under the 2025 Note and the other transaction documents. We intend to use the net proceeds from the sale of the 2025 Note for working capital and other general corporate purposes.

From time to time, beginning on May 7, 2026, Avondale may redeem a portion of the 2025 Note, not to exceed an amount of $660,000 per month; and provided that we have not previously received a “complete response letter” from the FDA with respect to CTx-1301, we may defer up to two redemptions for up to thirty (30) days each. If we exercise our deferral right, the outstanding balance of the 2025 Note will be increased by 1% of the outstanding balance on the date of the deferral. We were charged a monitoring fee equal to the outstanding balance on the 90-day anniversary of the effective date of the 2025 Note divided by 0.85 less the outstanding balance on such date. Subject to the terms and conditions set forth in the 2025 Note, we may prepay all or any portion of the outstanding balance of the 2025 Note at any time.

Pursuant to the 2025 Note Purchase Agreement, while the 2025 Note is still outstanding, we will not enter into any arrangement that prohibits us from entering into a variable rate transaction, as defined in the 2025 Note Purchase Agreement, with Avondale or its affiliates, or from issuing our securities to Avondale or its affiliates. We are also prohibited from entering into a variable rate transaction while the 2025 Note is outstanding, subject to certain exceptions. At any time while the 2025 Note is still outstanding, Avondale will have the right, but not the obligation, with our consent, to reinvest up to an additional $5.0 million in one or more tranches on the same terms and conditions as the 2025 Note. Additionally, so long as the 2025 Note is outstanding, upon any issuance by us of any debt security with any economic term or condition more favorable to the holder of such security that was not provided to Avondale pursuant to the 2025 Note, then, at Avondale’s option, such additional term shall become part of the 2025 Note and related documents for the benefit of Avondale. See Note 8 to our consolidated financial statements for additional information regarding the 2025 Note and 2025 Note Purchase Agreement.

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

General and Administrative Expenses

General and administrative expenses consist primarily of (i) professional fees for legal, accounting, audit, tax and consulting services, (ii) salaries and related costs for our employees in administrative, executive and finance functions and (iii) pre-commercialization expenses for CTx-1301. General and administrative expenses also include insurance, office, and travel expenses.

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our growing operations, including the potential commercialization of CTx-1301, and incur costs related to pre-commercialization activities. We have experienced, and will continue to experience, increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services; director and officer insurance; and investor and public relations costs.

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

Stock-Based Compensation

Under our 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), we granted non-qualified stock options to certain employees, directors and consultants in 2025 and 2024. The options were granted with strike prices ranging from $3.44 to $4.22 in 2025 and $3.46 to $13.34 per share in 2024. The term of these options is ten years with vesting periods ranging from immediate to four years.

On each of July 8, 2025 and November 3, 2025, we granted non-qualified stock options to an officer of the Company to purchase 30,000 shares of common stock at an exercise price of $4.51 and $3.80, respectively. These grants were inducement awards in accordance with Nasdaq Listing Rule 5635(c)(4) and were not granted from the 2021 Plan. The term of these options is ten years with vesting over four years.

We recorded stock-based compensation expense of $1,427,159 and $995,484 during the years ended December 31, 2025 and 2024, respectively, based on the grant-date fair value of the options granted. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

See Note 12 to our consolidated financial statements for the assumptions that were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model.

Results of Operations

Comparison of the years ended December 31, 2025 and December 31, 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2025	2024	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$9,774	$9,445	$329	3.5%
General and administrative	10,164	6,200	3,964	63.9%
Loss from operations	(19,938)	(15,645)	4,293	27.4%
Issuance cost and change in fair value of derivative	(1,151)	(1,014)	137	13.5%
Interest and other income (expense), net	(1,361)	99	(1,460)	NM
Net Loss	$(22,450)	$(16,560)	$5,890	35.6%

Research and development expenses

The following table summarizes our research and development expenses (“R&D”) for the years ended December 31, 2025 and 2024:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2025	2024	(Decrease)	(Decrease)
Clinical operations	$2,696	$4,712	$(2,016)	(42.8)%
Drug manufacturing and formulation	3,251	2,696	555	20.6%
Personnel expenses	2,781	1,761	1,020	57.9%
Regulatory costs	1,046	276	770	279.0%
Total research and development expenses	$9,774	$9,445	$329	3.5%

R&D expenses were $9.8 million for the year ended December 31, 2025, an increase of $0.3 million or 3.5% from the year ended December 31, 2024. This change was primarily the result of an increase in personnel expenses, regulatory costs and manufacturing costs, partially offset by a decrease in clinical operations. Personnel expenses increased due to separation costs for an executive in August 2025, costs related to a contingent bonus plan, which were earned upon NDA submission of CTx-130l, and the reinstatement of base salaries in September 2024 following salary reduction measures which had been implemented in late 2023. Regulatory costs increased due to preparation for the pre-NDA meeting with the FDA and the NDA submission. The increase in manufacturing costs was due to the manufacturing of pre-process validation batches of CTx-1301. Clinical operations costs decreased due to more prior year costs related to the close-out and analytical activities related to the fixed dose pediatric and adolescent safety and efficacy study and the pediatric dose optimization and duration study compared to the current year.

General and administrative expenses

The following table summarizes our general and administrative (“G&A”) expenses for the years ended December 31, 2025 and 2024:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2025	2024	(Decrease)	(Decrease)
Pre-commercialization costs	$2,381	$116	$2,265	NM
Personnel expenses	2,992	1,862	1,130	60.7%
Legal and professional fees	3,121	2,396	725	30.3%
Occupancy	327	346	(19)	(5.5)%
Insurance	741	984	(243)	(24.7)%
Other	602	496	106	21.4%
Total general and administrative expenses	$10,164	$6,200	$3,964	63.9%

G&A expenses were $10.2 million for the year ended December 31, 2025, an increase of $4.0 million or 63.9% from the year ended December 31, 2024. This is primarily the result of an increase in pre-commercialization costs, personnel expenses and legal and professional fees. Pre-commercialization costs increased as we prepare for the potential product launch of CTx-1301, pending FDA approval. The increase in personnel expenses was due to costs related to a contingent bonus plan, which were earned upon NDA submission of CTx-1301 and the reinstatement of base salaries in September 2024 following salary reduction measures which had been implemented in late 2023. The increase in legal and professional fees was due to an increase in certain professional, financial and accounting fees.

Issuance cost and change in fair value of derivative and interest and other income (expense), net

The following table summarizes issuance cost and change in fair value of derivative and interest and other income (expense), net for the years ended December 31, 2025 and 2024:

	Year ended			%
	December 31,		Increase	Increase
(in thousands)	2025	2024	(Decrease)	(Decrease)
Issuance cost and change in fair value of derivative	$(1,151)	$(1,014)	$137	13.5%
Interest and other income (expense), net	(1,361)	99	(1,460)	NM

Issuance cost and change in fair value of derivative in 2025 and 2024 relates to the consideration for Lincoln Park’s commitment to purchase shares under the 2025 LP Purchase Agreement and the change in fair value of the derivative asset or liability. Interest and other income (expense), net in 2025 and 2024 relates to interest incurred on outstanding notes payable, offset by interest earned on invested balances. The increase in interest expense in 2025 is related to interest expense incurred on the 2024 Note which was executed in December 2024, including loss on debt extinguishments.

Cash Flows

	Year ended
	December 31,
	2025	2024
Net cash (used in) operating activities	$(17,245)	$(18,451)
Net cash (used in) investing activities	(162)	(212)
Net cash provided by financing activities	16,149	30,822
Net decrease in cash and cash equivalents	$(1,258)	$12,159

Cash Flows from Operating Activities

Net cash used in operating activities was $17.2 million for the year ended December 31, 2025. Cash used in operating activities was primarily due to the use of funds in our operations to develop CTx-1301 resulting in a net loss of $22.4 million, prior to the effects of significant noncash items, including stock-based compensation expense of $1.5 million, issuance cost and change in fair value of derivative of $1.2 million, loss on debt extinguishment of $0.8 million, depreciation expense of $0.5 million and accretion of discount on note payable of $0.3 million. Changes in operating assets and liabilities included an increase in trade accounts payable and accrued expenses of $1.5 million primarily due to increases in accrued commercial costs and accrued interest on the outstanding note payable. These are partially offset by an increase in prepaid expenses and other current assets due to payments for manufacturing materials.

Net cash used in operating activities was $18.5 million for the year ended December 31, 2024. Cash used in operating activities was primarily due to the use of funds in our operations to develop CTx-1301 resulting in a net loss of $16.6 million, prior to the effects of significant noncash items including stock-based compensation expense of $1.0 million, issuance cost and change in fair value of derivative of $1.0 million and depreciation expense of $0.7 million. Changes in operating assets and liabilities included a decrease in trade accounts payable and accrued expenses of $4.5 million primarily due to the payment of vendor balances in the first quarter of 2024 with the cash proceeds from the issuance of common stock pursuant to our ATM Agreement in January 2024 and the issuance of equity in the February 2024 Offering.

Cash Flows from Investing Activities

Net cash used in investing activities for both the years ended December 31, 2025 and December 31, 2024 was primarily related to the purchase of equipment to support our research and development.

Cash Flows from Financing Activities

Net cash provided by financing activities in the year ended December 31, 2025 was related to the cash proceeds from the issuance of common stock pursuant to the ATM Agreement, the Original LP Purchase Agreement, the 2025 LP Purchase Agreement, as well as the issuance of the 2025 Note in November 2025.

Net cash provided by financing activities in the year ended December 31, 2024 was related to the cash proceeds from the issuance of common stock pursuant to the ATM Agreement, Original LP Purchase Agreement, the February 2024 Offering and the June 2024 Warrant Inducement, as well as the issuance of the 2024 Note in December 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012 through December 31, 2025, we have not generated any revenue and have incurred significant operating losses and negative cash flow from our operations.

In November 2025, we received net proceeds of $6,000,000 from the issuance of the 2025 Note with Avondale pursuant to the 2025 Note Purchase Agreement.

During 2025, we sold 785,784 shares of common stock under the ATM Agreement, for net proceeds of $3,574,574, after deducting $122,576 of compensation to HCW and other administration fees. Subsequent to December 31, 2025, we sold 210,158 shares of common stock under the ATM Agreement, for net proceeds of $1,304,011, after deducting $43,300 of compensation to HCW and other administration fees. On March 16, 2026, we terminated the ATM Agreement, effective March 23, 2026. We anticipate that we will enter into another at-the-market offering agreement with a different counterparty in the near future.

During 2025, we sold 897,415 shares of common stock under the Original LP Purchase Agreement for net proceeds of $3,513,236.

During 2025, we sold 852,948 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $3,238,007. Subsequent to December 31, 2025, we sold 1,526,628 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $8,506,791. As of March 18, 2026, we had approximately $13.3 million of availability under the 2025 LP Purchase Agreement.

As of December 31, 2025, we had cash and cash equivalents of $11.0 million. Taking into account the $12.0 million we received in the Private Placement, we believe our cash will satisfy our capital needs late into the fourth quarter of 2026 under our current business plan. Changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity while producing a modest return on investment. Accordingly, our cash equivalents are invested primarily in money market funds which are currently providing only a minimal return given the current interest rate environment.

We expect to continue to incur substantial additional operating losses for the near term as we seek marketing approval for CTx-1301 and conduct pre-commercialization activities. If we obtain marketing approval for CTx-1301, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	Whether we receive FDA approval for CTx-1301 and the timing of such approval;

●	the cost and timing of the FDA review process for CTx-1301;

●	the cost and timing of manufacturing the clinical supply of our product candidates;

●	the initiation, progress, timing, costs and results of clinical trials for our product candidates;

●	the clinical development plans we establish for each product candidate;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration or license agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	the cost and timing of the implementation of commercial scale manufacturing activities; and

●	the cost and timing of outsourcing our commercialization efforts, including, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products.

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

For example, pursuant to the 2025 Note Purchase Agreement with Avondale, we are subject to certain restrictions on our ability to issue securities during the term of the 2025 Note. Specifically, we have agreed, among other things, to refrain from entering into any agreement or covenant that locks up, restricts or otherwise prohibits us from entering into a variable rate transaction with the lenders or any of their affiliates, or from issuing common stock or other equity or debt securities to the lenders or any of their affiliates. If we breach the 2025 Note Purchase Agreement, we may be obligated to indemnify Avondale for loss or damage arising as a result of any breach or alleged breach by us of the 2025 Note Purchase Agreement, which may affect our business operations and financial condition. Additionally, the 2025 Note provides that following an event of default under the 2025 Note, Avondale has the right to seek and receive injunctive relief from a court or an arbitrator prohibiting us from issuing any of our common stock or preferred stock to any party unless fifty percent of the gross proceeds received by us in connection with such issuance are simultaneously used to make a payment under the 2025 Note. Avondale also has the right to seek and receive injunctive relief from a court or arbitrator to prevent the consummation of any fundamental transaction, as defined in the 2025 Note, unless it contains a closing condition that the 2025 Note are paid in full upon consummation of the transaction or Avondale has provided its written consent to such transaction.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2025 that will affect our future liquidity.

We entered into a patent and know-how licensing agreement with BDD Pharma Limited in August 2018. See “Item 1. Business – Material Agreements” for a description of this agreement. We are required to pay BDD certain amounts in connection with clinical trial and regulatory milestones. The final milestone payment of $250,000 will be due to BDD upon FDA approval of CTx-1301. Additional royalty payments will become due upon potential sales of CTx-1301 pursuant to the terms of the agreement.

We entered into an agreement with Bend Bioscience, our CDMO, for the manufacture of process validation batches of CTx-1301 with a total estimated cost of approximately $7.0 million.

In May 2025, the Company executed a lease to renew the office space for its headquarters in Kansas City, Kansas. The lease has a five-year term that commenced on June 1, 2025 with total rent of $33,145 per month over the lease term. The operating lease right-of-use asset was $1,339,086, the current portion of the operating lease liability was $238,864 and the long-term portion of the lease liability was $1,100,222 as of December 31, 2025.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change that is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have incurred a net loss for the years ended December 31, 2025 and 2024 and had accumulated losses of $132.4 million since inception to December 31, 2025. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our sources of capital have included private capital raises in various classes of units of CTx prior to the Reorganization Merger, the issuance of equity securities in connection with our initial public offering (IPO), follow-on public offerings in September 2023 and February 2024, sales of common stock under the ATM Agreement, Original LP Purchase Agreement and 2025 LP Purchase Agreement, a private placement with WFIA, the WFIA Note, which was subsequently converted to equity, the June 2024 warrant inducement, the issuance of the promissory notes in December 2024 and November 2025 and the Private Placement in February 2026. Additional financings will be needed by us to fund our operations, to complete development of and to commercially develop CTx-1301 and our other product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear at pages F-1 through F-25 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025, have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

ATM Agreement

On March 16, 2026, we delivered written notice to HCW terminating the ATM Agreement, effective March 23, 2026. The ATM Agreement permitted us to offer and sell shares of our common stock from time to time through HCW as our sales agent.

We exercised our termination right pursuant to the terms of the ATM Agreement. We did not incur any early termination penalties, and we have no further obligations under the ATM Agreement following termination other than customary indemnification and expense reimbursement provisions that survive termination.

10b5-1 Trading Arrangements

In the fourth quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors with their respective ages as of March 17, 2026:

Name	Age	Position

Executive Officers:
Shane J. Schaffer, PharmD	51	Chief Executive Officer
Jennifer L. Callahan	55	Executive Vice President, Chief Financial Officer & Secretary
Raul R. Silva, MD	68	Executive Vice President and Chief Science Officer
Matthew N. Brams, MD	62	Executive Vice President and Chief Medical Officer
Nilay D. Patel	48	Executive Vice President, Chief Legal Officer & Chief Compliance Officer
Bryan Downey	54	Executive Vice President and Chief Commercial Officer
Directors:
Jeffrey S. Ervin	48	Director
Bryan Lawrence	60	Director
John A. Roberts	67	Director, Chairman
Peter J. Werth	87	Director
Jeff Hargroves	59	Director

Shane J. Schaffer, PharmD co-founded Cingulate in 2012 and has served as our Chief Executive Officer from 2012 to August 2025 and from December 2025 to present. He served as Chairman of our Board from 2012 through December 2025. Prior to his work at Cingulate, Dr. Schaffer served as the Managing Director of Sabre Scientific Solutions, from July 2009 through December 2012. Previously, Dr. Schaffer worked as a Director of National Accounts at Pri-Med Access from September 2008 through May 2009, Senior Marketing at Sanofi from February 2004 through December 2007, and as a Marketing Manager at Novartis from June 2001 through October 2003. From July 1999 through June 2001, he served as Chief Fellow of the Rutgers Pharmaceutical Industry Fellowship Program and was Senior Fellow at Warner Lambert/Parke Davis and Pfizer. From June 1997 to July 1999, he worked as a clinical research associate at Hoechst Marion Roussel. Dr. Schaffer has over 25 years’ experience in drug development, commercialization and biotech commercial operation. Dr. Schaffer received his Doctor of Pharmacy from The University of Kansas School of Pharmacy. We believe that Dr. Schaffer’s extensive knowledge of the pharmaceutical industry, his clinical and commercial background in a wide range of therapeutic areas, and his experience serving as our Chief Executive Officer, qualifies him to serve on our Board.

Jennifer L. Callahan was appointed as our Senior Vice President and Chief Financial Officer in January 2024 and Secretary in June 2024 and became our Executive Vice President, Chief Financial Officer and Secretary in January 2026. Ms. Callahan served as Interim Chief Executive Officer from August 2025 to December 2025. She has served the Company in an accounting role since January 2017 and was our Vice President, Corporate Controller from January 2019 to January 2024. Prior to her role at the Company, Ms. Callahan served as the Director of Accounting for Meridian Business Services, a local Kansas City accounting firm since 2014 where she provided outsourced controller services to various companies, including start-up companies and companies in need of process improvements. Over the tenure of her career, Ms. Callahan has provided consulting services to companies in a variety of industries and stages. She started her career with Deloitte where she served in various roles in the audit practice from June 1992 to December 1998. Ms. Callahan holds a CPA designation and received a BSBA in Accounting and Finance from Creighton University.

Raul R. Silva, MD co-founded Cingulate in 2012 and has served as our Executive Vice President and Chief Science Officer since January 2018. He has been in private practice specializing in child and adolescent psychiatry since 2009. Previously, Dr. Silva served as Executive Director of Rockland Children’s Psychiatric Center from 2006-2009. He also served as Vice Chairman of The New York University Child Study Center 2005 through 2009. Dr. Silva served as Deputy Director of Child Psychiatry at Bellevue Hospital Center from 1999 through 2006. Prior to that, he was Director of Child and Adolescent Psychiatry at St. Luke’s/Roosevelt Hospital in New York City from 1995 through 1990. He completed his fellowship in child and adolescent psychiatry at Columbia University’s St. Luke’s/Roosevelt Hospital Center in 1990. Dr. Silva completed a psychopharmacology research fellowship at New York University Medical Center. Dr. Silva is board certified in general, child and adolescent psychiatry. Dr. Silva received his Doctor of Medicine degree from Ross University and his Bachelor of Science in Biology from Fairleigh Dickinson University.

Matthew N. Brams, MD co-founded Cingulate in 2012 and has served as our Executive Vice President and Chief Medical Officer since January 2018 and served as a director of Cingulate from January 2018 through July 2021. Dr. Brams served as a Principal of Bayou City Research, a position he held from April 1999 to January 2021. Prior to that, he served as a consultant medical director and/or admitting Psychiatrist at numerous medical facilities including Taylor Recover Center (April 2019 to present ); Lakeview Health Rehabilitation Center (2018-2019); The Parc, Houston Tx (2012-2015); GeroPsych Unit Gulf Coast Hospital (2009-Present). Dr. Brams has been integral to the research teams for all the major pharmaceutical companies participating in the ADHD clinical arena. Dr. Brams completed residency and fellowship at Baylor College of Medicine in adult and child psychiatry, respectively. He is board certified in Adult and Child Psychiatry (1994) and is an acting Senior Board Examiner for the American Board of Psychiatry and Neurology. He received his Doctor of Medicine from The University of Texas Science Center and his Bachelor of Arts in Biology from the University of Texas.

Nilay Patel was appointed as our Senior Vice President, Chief Legal Officer and Chief Compliance Officer in July 2025 and became our Executive Vice President, Chief Legal Officer and Chief Compliance Officer in October 2025. Patel Mr. Patel previously served as Chief Legal Officer, Chief Compliance Officer and Corporate Secretary at Ironshore Pharmaceuticals from September 2019 to September 2024 where he played a key role in launching the company’s flagship ADHD therapy and led legal and compliance functions through its acquisition by Collegium Pharmaceuticals. Mr. Patel held senior legal roles at Grifols, where he served as Assistant General Counsel for the company’s U.S. Bioscience division from October 2011 to September 2019. Mr. Patel began his legal career as a patent attorney at Cooper & Dunham LLP in New York, and later practiced at Life Sciences Law PLLC, where he advised emerging biotech companies on M&A, licensing, and venture financing transactions. He holds a Juris Doctor from Columbia Law School and dual Bachelor of Science degrees in Biochemistry and Chemistry from North Carolina State University.

Bryan Downey has been our Executive Vice President and Chief Commercial Officer since November 2025. Mr. Downey served as Managing Director with CRA | Admired Leadership from 2021 to November 2025, where he advised Fortune 100 and biopharma executives on leadership, strategy, and organizational excellence. Mr. Downey was President, Radiopharmacies division and Senior Vice President (2020-2021), President, HollisterStier Allergy (2014-2017) and Interim President, Cadista (2016) at Jubilant Pharma. Mr. Downey was President and Chief Executive Officer and a member of the Board of Directors at Alfasigma from 2017-2020. From 1997 to 2014, Mr. Downey held various positions, including Vice President and Head of the U.S. Allergy and Cardiovascular Business Unit, with Sanofi, Inc. Mr. Downey holds an M.B.A. from Cornell University and both B.S. and M.S. degrees from Texas A&M University–Kingsville.

Jeffrey S. Ervin has served on our Board since February 2024. Mr. Ervin has served as Chief Financial Officer of Allarity Therapeutics, Inc. (NASDAQ: ALLR), a clinical-stage, precision medicine company actively advancing a pipeline of in-licensed oncology therapeutics, since July 2025. From June 2024 to January 2025, he served in a fractional capacity as co-chief financial officer of DDC Enterprise, Ltd (NYSE: DDC). Prior to DDC, he served as chairman and chief executive officer of IMAC Holdings, Inc. between February 2015 and May 2024. Mr. Ervin was co-founder of IMAC Holdings, Inc. and led an initial public offering in February 2019 (Nasdaq: BACK). Mr. Ervin earned his Master of Business Administration from Vanderbilt University and his Bachelor of Science in Finance from Miami University. We believe that Mr. Ervin’s extensive experience in the healthcare industry, as well as his experience as an executive of a public company qualifies him to serve on our Board.

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

John A. Roberts has served on our Board since February 2024 and has been Chairman of the Board since December 2025. He served as Executive Chairman of the Board from August 2025 through December 2025. Mr. Roberts is currently serving as an Executive Advisor for Life365, a Partner with the international life science venture catalyst firm Ventac Partners since July 2024 and also a Venture Partner for DigiLife Fund II, a position he has held since September 2023. From April 2018 to February 2023, he served as Chief Executive Officer and President of Vyant Bio, Inc., a biotechnology company formerly listed on Nasdaq. Prior to that, Mr. Roberts had been the interim Chief Executive Officer of Vyant Bio, Inc. since February 2018. Mr. Roberts had previously served as Vyant Bio, Inc.’s Chief Operating Officer since July 2016. From July 2015 to June 2016, Mr. Roberts served as the Chief Financial Officer for VirMedica, Inc., a company that provides an end-to-end platform that enables specialty drug manufacturers and pharmacies to optimize product commercialization and management. Prior to VirMedica, from August 2011 to July 2015, Mr. Roberts was the Chief Financial and Administrative Officer for AdvantEdge Healthcare Solutions, a global healthcare analytics and services organization. Prior to that, Mr. Roberts was the Chief Financial Officer and Treasurer for InfoLogix, Inc., a publicly-traded healthcare-centric mobile software and solutions provider. He has also held CFO roles at leading public medical device and healthcare services firms including Clarient, Inc., a publicly-traded provider of diagnostic laboratory services and Daou Systems, Inc., a publicly-traded healthcare IT software development and services firm. In addition, he has held senior executive roles with MEDecision, Inc., HealthOnline, Inc. and the Center for Health Information. Mr. Roberts currently serves on the board of directors of U.S. Pharmacopia, Vyant Bio, Inc., Caidya, Inc., a global, multi-therapeutic clinical research organization, Navipoint Health, Inc., a biotechnology company, and VeriSkin, Inc., a medical device company. He also is a member of the Fellows of the Drug Information Association, a global neutral forum enabling drug developers and regulators access to education and collaboration. Mr. Roberts earned a Bachelor of Science and a master’s degree in business administration from the University of Maine. We believe that Mr. Robert’s extensive experience in the healthcare industry, as well as his experience as an executive of public companies qualifies him to serve on our Board.

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

Jeff Hargroves has served as a member of our Board of Directors since February 2026. He previously served as a member of our Board of Directors from June 2018 to September 2022. In July 2001, Mr. Hargroves founded ProPharma Group, at which he served as a Board Member through its sale in September 2020. He served as President and Chief Executive Officer of ProPharma Group from its inception until May 2018. Previously, he served as the Director of Production at Ivy Animal Health (subsidiary of Elanco) from 1999 through 2001, and prior to that, as a Director of ALZA (subsidiary of Johnson and Johnson) from 1996 through 1999. Mr. Hargroves earned both his Bachelor of Science in Computer Engineering and Bachelor of Science in Electrical Engineering from the University of Missouri. We believe that Mr. Hargroves’ experience in product launch and commercialization in the pharmaceutical industry and his extensive knowledge in financial management and corporate development qualifies him to serve on our Board of Directors.

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

Board Composition

Our Board currently consists of six members. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

In accordance with the terms of our amended and restated certificate of incorporation and bylaws, our Board is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

●	The Class I directors are Peter J. Werth and Jeff Hargroves; their terms will expire at the annual meeting of stockholders to be held in 2028.

●	The Class II directors are Jeffrey S. Ervin and John A. Roberts; their terms will expire at the annual meeting of stockholders to be held in 2026.

●	The Class III directors are Shane J. Schaffer and Bryan Lawrence; their terms will expire at the annual meeting of stockholders to be held in 2027.

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

Audit Committee and Audit Committee Financial Expert

Our Audit Committee consists of Messrs. Ervin, Hargroves, Lawrence and Roberts, with Mr. Ervin serving as the Chairman of the Audit Committee. Our Board has determined that the four directors currently serving on our Audit Committee are independent within the meaning of the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. In addition, our Board has determined that Messrs. Ervin and Roberts qualify as an audit committee financial expert within the meaning of SEC regulations and The NASDAQ Marketplace Rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file reports with the SEC regarding their stock ownership and changes in their ownership of our common stock. Based on our records and representations from our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers were complied with during fiscal year 2025, except for the following: due to administrative error, Raul Silva filed a late Form 4 on July 1 and November 10, 2025 to report the grant of non-qualified stock options on March 31, and September 30, 2025, respectively, and due the timing of receiving his EDGAR submission codes, Bryan Downey filed a late Form 4 on November 10 to report the grant of non-qualified stock options on November 3, 2025.

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

EXECUTIVE COMPENSATION

The following tables and accompanying disclosure set forth information about the compensation earned by our named executive officers during 2025. Our named executive officers include (i) all individuals that served as principal executive officer during 2025, (ii) the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers as of December 31, 2025 and (iii) a former executive officer who would have been one of the two most highly-compensated executive officers (other than our principal executive officer) had they been serving as an executive officer as of December 31, 2025 as set forth below:

●	Shane J. Schaffer, Chief Executive Officer;

●	Jennifer L. Callahan, Executive Vice President, Chief Financial Officer and Secretary;

●	Matthew N. Brams, Executive Vice President and Chief Medical Officer;

●	Nilay D. Patel, Executive Vice President, Chief Legal Officer and Chief Compliance Officer;

●	Laurie A. Myers, Former Executive Vice President and Chief Operating Officer

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Shane J. Schaffer, Chairman and CEO	2025 2024	479,527 319,281		314,847 251,500	1,102,151 199,546	0 0	1,896,525 770,327

Jennifer L. Callahan EVP and CFO	2025 2024	373,000 253,981		246,505 105,000	349,412 87,084	0 0	968,917 446,065

Matthew N. Brams EVP and CMO	2025	165,000		41,313	286,180	0	492,493

Nilay D. Patel EVP, CLO and CCO	2025	230,483	(3)	50,000	124,143	0	404,626

Laurie A. Myers(4) Former EVP and COO	2025 2024	263,152 282,667		0 84,800	199,277 90,715	145,573(5) 0	608,002 458,182

(1)	The bonus amounts represent the bonuses earned by our named executive officers in 2025 and 2024, respectively. For 2025: (i) in October 2025, Dr. Schaffer ($235,152) and Ms. Callahan ($106,505) received a contingent bonus as described below, (ii) in February 2026, Dr. Schaffer ($32,695), Ms. Callahan ($35,000), Mr. Brams ($10,313) and Mr. Patel ($12,500) received a portion of their 2025 bonus in cash and (iii) on March 9, 2026, Dr. Schaffer ($47,000), Ms. Callahan ($105,000), Mr. Brams ($31,000) and Mr. Patel ($37,500) received a portion of their 2025 bonus in shares of our common stock with the number of shares determined by dividing the dollar amount by the closing price of our common stock on the grant date. In January 2025, Dr. Schaffer, Ms. Callahan and Ms. Myers received one-half of their 2024 bonus in cash and one-half as a grant of non-qualified stock options with a grant date fair value equal to the cash bonus.

(2)

For 2025, the amounts reflect the grant date fair value of the non-qualified stock option awards on February 18 and July 7, 2025 (Schaffer, Callahan, Brams and Myers) and on July 8, 2025 (Patel), in accordance with FASB ASC Topic 718. The value of the non-qualified stock option awards on January 17, 2025 (Schaffer, Callahan and Myers) is included in the 2024 Bonus column as the grants were made in lieu of a portion of 2024 cash bonus.

For 2024, the amounts reflect the grant date fair value of the non-qualified stock option awards on March 4, 2024 (Schaffer, Callahan and Myers). Dr. Schaffer, Ms. Callahan and Ms. Myers received two stock option grants on March 4, 2024, one of which was contingent on stockholder approval at the June 2024 annual meeting to increase in the shares of common stock available in the Company’s equity incentive plan. For accounting purposes, the March 2024 contingent stock option grants used different assumptions to determine the grant date value than the grants that were not contingent on stockholder approval.

The fair market value of the option awards was determined using the Black-Scholes Model. The assumptions used to estimate the grant date fair value for the Company’s 2024 and 2025 non-qualified stock options awards, shown on a weighted average basis, were as follows:

115

	2025	2024

Risk-free interest rate	4.15%	4.24%
Expected term (in years)	5.82	5.43
Expected volatility	1.4	1.5
Expected dividend yield	0%	0%
Grant date fair value	$4.04 – 4.22	$7.49 - 13.33

(3)	Amount represents (i) $184,233 of base salary beginning on July 8, 2025, the date of Mr. Patel’s employment, and (ii) $46,250 paid to Mr. Patel as consulting fees prior to his employment with the Company.

(4)	Ms. Myers’ employment with the Company terminated on August 7, 2025.

(5)	Amount represents separation pay pursuant to Ms. Myers’ Separation Agreement described below.

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

Contingent Bonus Plan

In connection with the reduction in annual base salary for employees, effective December 16, 2023, and to incentivize employees to remain with the Company, the independent members of the Board approved a contingent bonus plan. Pursuant to this plan, on the date that is three months after the filing date of the NDA for CTx-1301 with the FDA (the “payment date”) each impacted employee would receive an amount equal to the aggregate dollar amount of base salary that was not paid to the employee due to the salary reductions (“unpaid salary”) plus 20% of the unpaid salary amount. The Board reinstated base salaries for employees in September 2024 and we filed the NDA for CTx-1301 on July 31, 2025. The unpaid salary amount for Dr. Schaffer ($195,960) and Ms. Callahan ($88,754) plus 20% was paid in cash on October 31, 2025.

Employment Arrangements with our Named Executive Officers

Shane J. Schaffer

On September 23, 2021, we entered into an employment agreement with Dr. Schaffer. Under the terms of Dr. Schaffer’s employment agreement, he holds the position of Chief Executive Officer. The employment agreement originally provided for a base salary of $475,000 annually, which was increased to $503,500, effective January 1, 2023. In connection with cost containment measures, Dr. Schaffer’s base salary was reduced to $226,350, effective December 16, 2023. In September 2024, Dr. Schaffer’s base salary was reinstated to $503,500 and effective January 1, 2025, Dr. Schaffer’s base salary was increased to $523,120. In connection with his administrative leave, Dr. Schaffer’s base salary was reduced to $392,340, effective August 14 to December 15, 2025. Effective December 15, 2025, Dr. Schaffer’s employment agreement was amended and restated and his base salary was reinstated from the reduced salary he received while on administrative leave.

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

We may terminate Dr. Schaffer’s employment at any time upon providing written notice to Dr. Schaffer, and Dr. Schaffer may terminate his employment at any time for any reason, including for Good Reason (as that term is defined in Dr. Schaffer’s employment agreement).

If Dr. Schaffer’s employment is terminated by the Company without cause or by Dr. Schaffer for Good Reason, Dr. Schaffer will be entitled to receive, subject to his signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one and one (1) times Dr. Schaffer’s base salary and annual target bonus, within 60 days following the date of termination. In addition, all stock options and stock appreciation rights held by Dr. Schaffer, which would have vested if he had remained employed for an additional four (4) months following the date of termination, shall become vested and exercisable as of the date of termination for the remainder of their full term. If Dr. Schaffer’s employment is terminated by the Company without cause or by Dr. Schaffer for Good Reason within twelve (12) months of a Change of Control, Dr. Schaffer will be entitled to receive, subject to his signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one and one half (1 ½) times Dr. Schaffer’s base salary and annual target bonus, within 60 days following the date of termination; provided however, if any payment or benefits would constitute an “parachute payment” as defined in Section 280(G) of the Internal Revenue Code, the payments will be the greater of (i) the largest amount to ensure that no portion of those payments be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code and (ii) the amount of the full payment, less all taxes, including the excise tax imposed by Section 4999 of the Internal Revenue Code. In addition, all stock options and stock appreciation rights held by Dr. Schaffer shall become vested and exercisable as of the date of termination for the remainder of their full term.

The definition of “cause” in the amended and restated employment agreement was modified (i) to include a determination by a court that Dr. Schaffer has violated the provisions of any court-imposed probation and (ii) to remove the requirement that certain actions by Dr. Schaffer be willful, and the number of directors required to determine whether termination is for cause was reduced from 80% to a majority (excluding Dr. Schaffer).

Jennifer L. Callahan

On January 25, 2024, we entered into an employment agreement with Ms. Callahan. Under the terms of Ms. Callahan’s employment agreement, she holds the positions of Executive Vice President and Chief Financial Officer. The employment agreement originally provided for a base salary of $350,000 annually. In connection with cost containment measures, Ms. Callahan’s base salary as Chief Financial Officer was reduced to $210,000, effective December 16, 2023. In September 2024, Ms. Callahan’s base salary was reinstated to $350,000 and effective January 1, 2025, Ms. Callahan’s base salary was increased to $364,000. Effective October 1, 2025, Ms. Callahan’s base salary was increased to $400,000. In addition, Ms. Callahan is eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Ms. Callahan’s base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Ms. Callahan’s individual performance, as recommended by the Chief Executive Officer. Pursuant to the terms of her employment agreement, Ms. Callahan is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

We may terminate Ms. Callahan’s employment at any time upon providing written notice to Ms. Callahan, and Ms. Callahan may terminate her employment at any time for any reason, including for Good Reason (as that term is defined in Ms. Callahan’s employment agreement).

If Ms. Callahan’s employment is terminated by the Company without cause or by Ms. Callahan for Good Reason, Ms. Callahan will be entitled to receive, subject to her signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one (1) times Ms. Callahan’s base salary and annual target bonus, within 60 days following the date of termination. In addition, all stock options and stock appreciation rights held by Ms. Callahan, which would have vested if she had remained employed for an additional four (4) months following the date of termination, shall become vested and exercisable as of the date of termination for the remainder of their full term. If Ms. Callahan’s employment is terminated by the Company without cause or by Ms. Callahan for Good Reason within twelve (12) months of a Change of Control, Ms. Callahan will be entitled to receive, subject to her signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one (1) times Ms. Callahan’s base salary and annual target bonus, within 60 days following the date of termination; provided however, if any payment or benefits would constitute an “parachute payment” as defined in Section 280(G) of the Internal Revenue Code, the payments will be the greater of (i) the largest amount to ensure that no portion of those payments be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code and (ii) the amount of the full payment, less all taxes, including the excise tax imposed by Section 4999 of the Internal Revenue Code. In addition, all stock options and stock appreciation rights held by Ms. Callahan shall become vested and exercisable as of the date of termination for the remainder of their full term.

Matthew N. Brams

On September 23, 2021, we entered into an employment agreement with Mr. Brams. Under the terms of Mr. Brams’s employment agreement, he holds the positions of Executive Vice President and Chief Medical Officer. The employment agreement originally provided for a base salary of $200,000 annually, which was increased to $250,000, effective January 1, 2023. In connection with cost containment measures, Mr. Brams’ annual base salary was reduced to $125,000, effective December 16, 2023. Effective January 1, 2024, Mr. Brams’ employment agreement was amended (i) to modify Mr. Bram’s annual base salary to an amount to allow (a) Mr. Brams to contribute to the 401(k) Plan the maximum amount permitted by the Internal Revenue Service and (b) the Company to withhold the minimum statutory amount to satisfy federal, state and local taxes and (ii) to provide that the Company will grant Mr. Brams 1,000 non-qualified stock options on the last business day of each calendar quarter pursuant to the 2021 Plan. Effective January 1, 2025, Mr. Brams’ employment was amended to prove him with an annual base salary of $165,000 and to eliminate the quarterly equity grants. Effective January 1, 2026, we entered into a new employment agreement with Mr. Brams’ pursuant to which Mr. Brams’ will receive an annual base salary of $400,000 through June 30, 2026. After June 30, 2026, the Company’s Chief Executive Officer will determine whether to maintain Mr. Brams as a full-time employee or return Mr. Brams’ to a part-time role with a lower salary.

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

We may terminate Mr. Brams’s employment at any time upon providing written notice to Mr. Brams, and Mr. Brams may terminate his employment at any time for any reason, including for Good Reason (as that term is defined in Mr. Brams’s employment agreement).

If Mr. Brams’s employment is terminated by the Company without cause or by Mr. Brams for Good Reason, Mr. Brams will be entitled to receive, subject to his signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment in twelve (12) equal monthly payments equal to $165,000, beginning 30 days following the date of termination. In addition, all stock options and stock appreciation rights held by Mr. Brams, which would have vested if he had remained employed for an additional four (4) months following the date of termination, shall become vested and exercisable as of the date of termination for the remainder of their full term. If Mr. Brams’s employment is terminated by the Company without cause or by Mr. Brams for Good Reason within twelve (12) months of a Change of Control, Mr. Brams will be entitled to receive, subject to his signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one (1) times Mr. Brams’s base salary, within 60 days following the date of termination; provided however, if any payment or benefits would constitute an “parachute payment” as defined in Section 280(G) of the Internal Revenue Code, the payments will be the greater of (i) the largest amount to ensure that no portion of those payments be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code and (ii) the amount of the full payment, less all taxes, including the excise tax imposed by Section 4999 of the Internal Revenue Code. In addition, all stock options and stock appreciation rights held by Mr. Brams shall become vested and exercisable as of the date of termination for the remainder of their full term.

Nilay D. Patel

On July 8, 2025, we entered into an employment agreement with Mr. Patel. Under the terms of Mr. Patel’s employment agreement, he holds the positions of Executive Vice President, Chief Legal Officer and Chief Compliance Officer. Mr. Patel’s principal place of employment may be his residence in North Carolina; provided, that he performs his duties from the Company’s headquarters in Kansas City on average eight (8) days per month. Provided the Company reimburses Mr. Patel for his relocation expenses, Mr. Patel must relocate to the Kansas City metropolitan area by January 8, 2027 unless otherwise agreed by the Company’s Chief Executive Officer. The employment agreement originally provided for a base salary of $364,000 annually, which was increased to $400,000 upon the FDA’s acceptance of the NDA for CTx-1301 on October 1, 2025. In addition, Mr. Patel is eligible to receive an annual bonus, with a target amount equal to twenty-five percent (25%) of Mr. Patel’s base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Mr. Patel’s individual performance, as recommended by the Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Patel is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

We may terminate Mr. Patel’s employment at any time upon providing written notice to Mr. Patel, and Mr. Patel may terminate his employment at any time for any reason, including for Good Reason (as that term is defined in Mr. Patel’s employment agreement).

If Mr. Patel’s employment is terminated by the Company without cause or by Mr. Patel for Good Reason, Mr. Patel will be entitled to receive, subject to his signing a general release of claims in favor of the Company and related persons and entities that becomes irrevocable within twenty-eight (28) days of the date of termination, a severance payment of a lump sum amount in cash equal to one-half (1/2) times (increasing to one (1) times upon Mr. Patel’s relocation to the Kansas City metropolitan area or otherwise agreed by the Company’s Chief Executive Officer) Mr. Patel’s base salary and annual target bonus. In addition, all stock options and stock appreciation rights held by Mr. Patel, which would have vested if he had remained employed for an additional four (4) months following the date of termination, shall become vested and exercisable as of the date of termination for the remainder of their full term. If Mr. Patel’s employment is terminated by the Company without cause or by Mr. Patel for Good Reason within twelve (12) months of a Change of Control, Mr. Patel will be entitled to receive, subject to him signing a general release of claims in favor of the Company and related persons and entities within twenty-one (21) days of the date of termination and following the expiration of seven (7) days thereafter, a severance payment of a lump sum amount in cash equal to one (1) times Mr. Patel’s base salary and annual target bonus, within 60 days following the date of termination; provided however, if any payment or benefits would constitute an “parachute payment” as defined in Section 280(G) of the Internal Revenue Code, the payments will be the greater of (i) the largest amount to ensure that no portion of those payments be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code and (ii) the amount of the full payment, less all taxes, including the excise tax imposed by Section 4999 of the Internal Revenue Code. In addition, all stock options and stock appreciation rights held by Mr. Patel shall become vested and exercisable as of the date of termination for the remainder of their full term.

Laurie A. Myers

On September 23, 2021, we entered into an employment agreement with Ms. Myers. Under the terms of Ms. Myers’ employment agreement, she held the positions of Executive Vice President and Chief Operating Officer. The employment agreement originally provided for a base salary of $400,000 annually, which was increased to $436,720, effective January 1, 2025.

In connection with Ms. Myers’ termination of employment on August 7, 2025, we entered into a Separation Agreement and Release of All Claims on August 28, 2025 (the “Separation Agreement”). Pursuant to the Separation Agreement: (i) Ms. Myers is subject to confidentiality, noncompetition and nonsolicitation covenants pursuant to her employment agreement; and (ii) Ms. Myers (a) released claims against the Company and its affiliates, (b) will receive a separation pay of $436,720 payable in semi-monthly installments for twelve (12) months, (c) unvested stock options vested and will be exercisable for their full term, and (d) is subject to certain post-employment restrictive covenants, including non-disparagement obligations.

Outstanding Equity Awards at 2025 Fiscal Year-End

Name	Grant date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date

Shane J. Schaffer	3-4-2024	(1)(2)	17,186	5,731	14.16	3-4-2034
	1-17-2025	(3)	27,638	0	4.76	1-17-2035
	2-18-2025	(4)	0	70,489	4.32	2-18-2035
	7-7-2025	(4)	0	199,500	4.42	7-7-2035

Jennifer L. Callahan	3-4-2024	(1)(2)	7,499	2,502	14.16	3-4-2034
	1-17-2025	(3)	11,539	0	4.76	1-17-2035
	2-18-2025	(4)	0	21,140	4.32	2-18-2035
	7-7-2025	(4)	0	64,500	4.42	7-7-2035

Matthew N. Brams	3-4-2024	(1)(2)	4,999	1,668	14.16	3-4-2034
	3-31-2024	(3)	84	0	13.20	3-31-2034
	6-28-2024	(3)	84	0	3.84	6-28-2034
	9-30-2024	(3)	1,000	0	5.04	9-30-2034
	12-31-2024	(3)	1,000	0	4.93	12-31-2034
	1-17-2025	(3)	2,748	0	4.76	1-17-2035
	2-18-2025	(4)	0	17,630	4.32	2-18-2035
	7-7-2025	(4)	0	52,500	4.42	7-7-2035

Nilay D. Patel	7-8-2025	(4)	0	30,000	4.51	7-8-2035

Laurie A. Myers	3-4-2024	(1)(5)	10,418	0	14.16	3-4-2034
	1-17-2025	(5)	9,319	0	4.76	1-17-2035
	2-18-2025	(5)	17,630	0	4.32	2-18-2035
	7-7-2025	(5)	31,000	0	4.42	7-7-2035

(1)	Number of shares of our common stock underlying stock options and option exercise price reflects the 1-for-12 reverse stock split of our issued and outstanding common stock, which became effective on August 9, 2024.

(2)

The option vests as follows: 50% on the six-month anniversary of the date of grant and the remaining shares in substantially equal monthly installments over the 30-month period following the initial vesting date.

(3)	The option vested immediately on the grant date.

(4)	The option vests as follows: 25% on the one-year anniversary of the date of grant and the remaining shares in substantially equal monthly installments over the 36-month period following the initial vesting date.

(5)	The option vested upon Ms. Myers termination of employment pursuant to her separation agreement.

Stock Option Grant Practices

The Compensation Committee approves and grants annual equity awards at approximately the same time every year. Annual stock option grants for employees are generally made in mid to late February or early March and annual stock option grants for non-employee directors are generally made on the date of the annual meeting of stockholders. Outside of the annual grant cycle, the employment agreement of certain executive officers has provided for stock option grants on the last business day of each calendar quarter in lieu of base salary and the Compensation Committee has provided Dr. Schaffer with authority to make stock option grants within certain limits to non-Section 16 officers on the last business day of a calendar quarter.

All stock options are granted at an exercise price at or above the closing market price of our common stock on the date of grant. Stock options are not granted in anticipation of the release of material non-public information, and the release of material non-public information is not timed on the basis of stock option grant dates.

During fiscal year 2025, we did not grant stock options to any named executive officer during any period beginning four business days before and ending one business day after the filing of any periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Form 8-K that disclosed any material non-public information.

Director Compensation

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the non-employee members of our Board for their service as a director during 2025 other than for reimbursement of reasonable expenses incurred in attending meetings of our Board and committees of our Board.

2025 Director Compensation Table

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
Jeff Ervin	62,083	55,905	117,988
Bryan Lawrence	60,250	55,905	116,155
John Roberts	82,761	55,905	138,666
Peter Werth	38,750	55,905	94,655

(1)	Amounts reflect Board fees earned by each director during 2025. For Mr. Roberts, the amount includes $40,484 in fees received during his service as Executive Chairman of the Board form August 2025 to December 2025.

(2)	The amounts reflect the aggregate grant date fair value of the non-qualified stock options awarded on June 20, 2025 to the non-employee directors in accordance with FASB ASC Topic 718. The fair market value of the option awards was determined using the Black-Scholes Model. The assumptions used to estimate the grant date fair value for the Company’s 2025 non-qualified stock options awards, shown on a weighted average basis, were as follows:

June 2025
Risk-free interest rate:	4.15%
Expected term (in years):	5.82
Expected volatility:	1.4
Expected dividend yield	0%
Grant date fair value:	$3.73

As of December 31, 2025: Mr. Ervin held 17,825 stock options, of which 2,825 had vested; Mr. Lawrence held 17,846 stock options, of which 2,846 had vested; Mr. Roberts held 17,898 stock options, of which 2,898 had vested; and Mr. Werth held 16,703 stock options, of which 1,703 had vested.

Director Compensation Program

Our Compensation Committee and Board approved a director compensation program for our non-employee directors in June 2025, which was modified in December with Mr. Robert’s appointment as Chairman of the Board. This program provides for the following annual cash compensation:

●	Director Retainer - $40,000
●	Chairman of the Board Retainer - $75,000
●	Committee Chair Retainer:

○	Audit - $15,000
○	Compensation - $10,000
○	Nominating and Corporate Governance - $8,000

●	Committee Member Retainer:

○	Audit - $7,500
○	Compensation - $5,000
○	Nominating and Corporate Governance - $4,000

●	Equity Awards:

○	15,000 stock options for each continuing non-employee director
○	15,000 stock options for each new non-employee director appointed during the year

Annual equity awards shall be granted on the date the awards are approved by the Board and shall vest on the earlier of the first anniversary of the grant date and the date of the 2026 annual meeting of stockholders.

Cash retainers shall be paid quarterly in arrears and shall be pro-rated based on the number of whole or partial months served during a calendar year; provided, that the Board may decide to grant equity awards to non-employee directors in lieu of paying cash retainers depending on the cash needs of the Company.

The Lead Independent Director and/or the Chairman of the Compensation Committee may determine to pay meeting fees for one or more meetings to the extent the number of Board or committee meetings exceeds the typical number of meetings during the year.

Dr. Schaffer, our Chief Executive Officer, served as Chairman of our Board until December 2025 but does not receive additional compensation for his service as a director. See the Summary Compensation Table for a description of Dr. Schaffer’s 2025 compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

In September 2021, our board of directors and stockholders adopted the 2021 Omnibus Equity Incentive Plan (the “Equity Plan”), which provides for the grant of non-qualified stock options to purchase shares of our common stock and other types of awards. At our 2024 and 2025 annual meetings, stockholders approved an amendment to the Equity Plan to increase the number of shares of common stock authorized for issuance. The general purpose of the Equity Plan is to provide a means whereby eligible employees, officers, non-employee directors and consultants develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders.

The following table provides information as of December 31, 2025 with respect to shares of our common stock that may be issued pursuant to our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders (1)	956,017	$5.36	185,831
Equity compensation plans not approved by security holders(3)	60,000	$3.78	—
Total	1,016,017	$5.27	185,831

(1)	The amounts shown in this row include securities under the Equity Plan.

(2)	In accordance with the “evergreen” provision in our Equity Plan, an additional 216,250 shares of our common stock were automatically made available for issuance on the first day of 2025, which represents 5% of the number of fully-diluted shares outstanding on December 31, 2025 (rounded to the nearest 1,000 share increment). These shares are excluded from the shares disclosed in the table.

(3)	Amounts shown in this row represent inducement awards made in accordance with Nasdaq Listing Rule 5635(c)(4).

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 13, 2026 (unless otherwise noted) by:

●	each person or group known to us who beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of our Named Executive Officers; and

●	all of our directors and current executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options or warrants held by such person that are currently exercisable or will become exercisable within 60 days of March 13, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent of Class (2)
5% Beneficial Owners
Falcon Creek Capital Advisors LLC	1,951,946	(3)	16.79%
Named Executive Officers and Directors
Shane J. Schaffer, Pharm.D.	140,026	(4)	1.19%
Jennifer L. Callahan	58,898	(5)	*
Matthew N. Brams	39,082	(6)	*
Nilay D. Patel	3.389	(7)	*
Laurie A. Myers	68,637	(8)	*
Jeff S. Ervin	2,825	(9)	*
Bryan Lawrence	2,846	(10)	*
John. A. Roberts	2,898	(11)	*
Peter J. Werth	119,279	(12)	1.03%
Jeff Hargroves	97,503	(13)	*
All Directors and Executive Officers as a group (11 persons)	517,983	(14)	4.36%

*	Denotes less than 1%.

(1)	Unless noted otherwise, the address of all listed stockholder is 1901 W. 47th Place, Kansas City, KS 66205. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

(2)	We have determined beneficial ownership in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, which is generally determined by voting power and/or dispositive power with respect to securities. Percentage ownership is based on 11,628,613 shares of common stock issued and outstanding as of March 13, 2026, plus any shares issuable upon exercise of options or warrants that are exercisable within 60 days of March 13, 2026 held by such person.

(3)

Represents shares of our common stock beneficially owned by Falcon Creek Capital Advisor LLC (“Falcon Creek”), as advisor for Falcon Creek Technology Fund I, LP and Ginkgo Capital Global Fund SPC – Xtalpi AI Fund SP, who purchased our equity securities in the Private Placement. Falcon Creek filed a Schedule 13D on February 9, 2026 that indicated that it does not have sole voting power or sole dispositive power over the shares but does have shared voting power and shared dispositve power over the shares. The Schedule 13D lists Falcon Creek’s address as 21 Strathmore Road, Natick, MA 01760. This table does not include 954 shares of preferred stock or 1,712,062 Warrant Shares purchased in the Private Placement, as the preferred stock will not convert and the Warrant is not exercisable until stockholders approve the Issuance Proposal.

(4)	Includes (i) 295 shares of our common stock issuable upon exercise of warrants that are currently exercisable, (ii) 125,480 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 13, 2026, and (iii) 10,175 shares of our common stock held by Fountainhead Shrugged, LLC. Dr. Schaffer is the manager of Fountainhead Shrugged, LLC and has voting and investment power over the securities held by Fountainhead Shrugged, LLC. Does not include (i) 195,064 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 13, 2026 or (ii) 5,447 Warrant Shares purchased by Fountainhead Shrugged, LLC in the Private Placement.

(5)	Includes (i) 88 shares of our common stock issuable upon exercise of warrants that are currently exercisable and (ii) 44,849 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 13, 2026. Does not include (i) 62,331 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 13, 2026 or (ii) 3,891 Warrant Shares purchased by Ms. Callahan in the Private Placement.

(6)	Includes 30,925 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 13, 2026. Does not include (i) 50,788 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 13, 2026 or (ii) 1,556 Warrant Shares purchased by Mr. Brams in the Private Placement.

(7)	Does not include 30,000 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 13, 2026.

(8)	The employment of Ms. Myers was terminated on August 7, 2025. Amount represents shares of our common stock issuable upon exercise of stock options that are currently vested.

(9)	Includes 2,825 shares of our common stock issuable upon exercise of stock options that are currently exercisable. Does not include 15,000 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 13, 2026.

(10)	Includes 2,846 shares of our common stock issuable upon exercise of stock options that are currently exercisable. Does not include 15,000 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 13, 2026.

(11)	Includes 2,898 shares of our common stock issuable upon exercise of stock options that are currently exercisable. Does not include 15,000 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 13, 2026.

(12)	Includes (i) 35 shares of our common stock issuable upon exercise of warrants that are currently exercisable, (ii) 1,703 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 13, 2026, and (iii) 117,449 shares of our common stock held by Werth Family Investment Associates LLC (“WFIA”). Mr. Werth is the manager of WFIA and has voting and investment power over the securities held by WFIA. Does not include (i) 15,000 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 13, 2026 or (ii) 15,564 Warrant Shares purchased by WFIA in the Private Placement.

(13)	Includes (i) 35 shares of our common stock issuable upon exercise of warrants that are currently exercisable and (ii) 97,468 shares of our common stock held by Hargroves Family Investments, LLC (“HFI”). Mr. Hargroves is the manager of HFI and has voting and investment power over the securities held by HFI. Does not include (i) 15,000 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 13, 2026 or (ii) 77,821 Warrant Shares purchased by HFI in the Private Placement.

(14)	Includes (i) 453 shares of our common stock issuable upon exercise of warrants that are currently exercisable and (ii) 258,118 shares of our common stock issuable upon exercise of stock options that are currently exercisable. Does not include (i) 493,263 shares of our common stock issuable upon the exercise of stock options that are not exercisable within 60 days of March 13, 2026 or (ii) 104,279 Warrant Shares purchased in the Private Placement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2024 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements.

WFIA Note

On August 9, 2022, CTx issued a $5.0 million promissory note to WFIA. Peter Werth, a member of our Board is manager of WFIA. The note was unsecured with interest accruing at 15% per annum. Outstanding principal and all accrued and unpaid interest were due and payable on August 8, 2025. CTx was permitted to prepay the note, in whole or in part, without premium or penalty; provided, that no amount repaid was permitted to be reborrowed.

On May 9, 2023, CTx amended and restated the promissory note in favor of WFIA that increased the principal amount of the original note from $5.0 million to $8.0 million.

On September 8, 2023, we entered into a note conversion agreement with WFIA, pursuant to which WFIA agreed to convert the original principal amount of $5.0 million plus all accrued interest on the original principal under the note payable to WFIA into pre-funded warrants to purchase 341,912 shares of our common stock at a conversion price per pre-funded warrant of $17.00. The pre-funded warrants had no expiration date and were exercisable immediately at an exercise price of $0.002 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 19.99% of the outstanding shares of our common stock.

On January 25, 2024, we entered into a note conversion agreement and converted the remaining $3.0 million of principal plus all accrued interest under the note payable to WFIA into pre-funded warrants to purchase 687,043 shares of common stock at a conversion price per pre-funded warrant of $4.785. The closing price of our common stock on January 24, 2024 was $4.35. The pre-funded warrants had no expiration date and were exercisable immediately at an exercise price of $0.0001 per share, to the extent that after giving effect to such exercise, WFIA and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 19.99% of the outstanding shares of our common stock. In March of 2024, we issued to WFIA an additional pre-funded warrant to purchase 7,053 shares of common stock as a result of an error in the interest calculation, on the same form and at the same conversion price as the January pre-funded warrants. WFIA exercised all of its pre-funded warrants in April 2024.

Private Placement

On January 27, 2026, we entered into a securities purchase agreement with several purchasers, including a lead investor and certain of our officers, directors and other affiliates, for the private placement of: (i) 2,147,472 shares of our common stock, (ii) 954 shares of Series A convertible preferred stock with a stated value of $1,000 and a conversion price equal to a $5.04 per share of common stock and (iii) a warrant to purchase 1,869,415 shares of common stock (the “Warrant Shares”) for aggregate gross proceeds of approximately $12.0 million, at a price per share of $5.14 per share of common stock (including $0.10 per Warrant Share). The Warrant Shares have an exercise price of $5.04 per share of common stock, subject to adjustment as provided in the warrant.

The closing of the private placement occurred on February 6 and 13, 2026. At a special meeting of stockholders scheduled for March 24, 2026, stockholders are being asked to approve the issuance of common stock upon conversion of the preferred Stock and the exercise of the warrant. Upon stockholder approval (i) each outstanding share of the preferred stock, without any further action by us or the holder, will automatically convert into shares of common stock determined by dividing the $1,000 stated value plus all unpaid accrued and accumulated preferential dividends on such share by the $5.04 conversion price and (ii) the warrant will be exercisable.

The following officers, directors and other affiliates participated, directly or indirectly, in the private placement that closed on February 6, 2026 and purchased the number of shares of our common stock and Warrant Shares set forth after their name: Shane J. Schaffer (6,809 common shares and 5,447 Warrant Shares); Jennifer L. Callahan (4,864 common shares and 3,891 Warrant Shares); Matthew N. Brams (1,946 common shares and 1,556 Warrant Shares; Peter J. Werth (19,455 common shares and 15,564 Warrant Shares); Larry Schaffer, the father of Shane Schaffer (58,366 common shares and 46,693 Warrant Shares).

Indemnification of Officers and Directors

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

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

Our Board has determined that Jeff Ervin, Jeff Hargroves, Bryan Lawrence and John Roberts are “independent directors” as such term is defined by Nasdaq Marketplace Rule 5605(a)(2). Due to the promissory note issued by CTx in favor of WFIA, of which Mr. Werth is manager, which was last converted into shares of our common stock in January 2024, our Board determined that Mr. Werth is not an independent director. In addition, Shane Schaffer is not an independent director due to his position as Chief Executive Officer of the Company. We have established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which are comprised of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Kansas City, MO, Auditor Firm ID: 185. The following table summarizes the fees billed by KPMG for audit and other services provided to the Company for the fiscal years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees (1)	$502,614	$440,000
Audit-Related Fees	—	—
Tax Fees (2)	44,000	35,000
All Other Fees	—	—
Total	$546,614	$475,000

(1)	Audit fees consist of fees for our quarterly reviews and audits of our financial statements, and fees relating to registration statement reviews, consents and comfort letters.

(2)	Tax fees consist of fees for tax compliance services, including preparation and review of tax returns and general tax consulting services.

Pre-Approval Policy

The Audit Committee or its Chairman pre-approves audit and non-audit services to be rendered to the Company and establishes a dollar limit on the amount of fees the Company will pay for each category of services. Generally, management will submit to the Audit Committee a list of services that it recommends the Audit Committee engage the independent registered public accounting firm to provide for the fiscal year. The Audit Committee is informed from time to time of the non-audit services provided pursuant to the pre-approval process. During the year, the Audit Committee periodically reviews the types of services and dollar amounts approved and adjusts such amounts, as it deems appropriate. Unless a service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee or its Chairman. Any service pre-approved by the Chairman will be presented to the Audit Committee at its next regularly scheduled meeting. The Audit Committee also periodically reviews all non-audit services to ensure such services do not impair the independence of the Company’s independent registered public accounting firm. All services rendered by KPMG LLP in our fiscal years ended December 31, 2025 and 2024 were pre-approved by our Audit Committee.

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

(b) Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated August 30, 2021, among Cingulate, Inc., Cingulate Therapeutics LLC, and Cingulate Pharma LLC	S-1	2.1	9/9/2021
3.1	Amended and Restated Certificate of Incorporation of Cingulate Inc., as amended to date	10-Q	3.1	8/13/2024
3.2	Amended and Restated Bylaws of Cingulate Inc.	10-K	3.2	3/28/2022
3.3	Form of Certificate of Designation of the Company’s Series A Convertible Stock, dated January 27, 2026	8-K	3.1	1/28/2026
4.1	Specimen Certificate representing shares of common stock of Cingulate Inc.	S-1	4.1	9/9/2021
4.2	Form of Underwriter Common Stock Purchase Warrant	S-1	4.2	11/10/2021
4.3	Form of Common Stock Purchase Warrant	S-1	4.3	12/9/2021
4.4	Form of Warrant Agent Agreement	S-1	4.4	12/9/2021
4.5*	Description of Cingulate Inc. Securities
4.6	Form of September 2023 Series A Warrant	S-1/A	4.6	8/29/2023
4.7	Form of September 2023 Series B Warrant	S-1/A	4.7	8/29/2023
4.8	Form of September 2023 Placement Agent Warrant	S-1/A	4.8	8/29/2023
4.9	Form of September 2023 WFIA Pre-Funded Warrant	8-K	4.1	9/11/2023
4.10	Form of January 2024 WFIA Pre-Funded Warrant	8-K	4.1	1/29/2024
4.11	Form of February 2024 Series A Warrant	8-K	4.2	2/7/2024
4.12	Form of February 2024 Series B Warrant	8-K	4.3	2/7/2024
4.13	Form of February 2024 Placement Agent Warrant	8-K	4.4	2/7/2024
4.14	Form of March 2024 WFIA Pre-Funded Warrant	10-K	4.16	4/1/2024
4.15	Form of July 2024 Series C/D Warrant	8-K	4.1	7/1/2024
4.16	Form of July 2024 Placement Agent Warrant	8-K	4.1	7/1/2024
4.17†	Form of January 2026 Warrant	8-K	4.1	1/28/2026
4.18	Promissory Note issued to Streeterville Capital, LLC, dated December 20, 2024	8-K	4.1	12/23/2024
4.19	Promissory Note issued to Avondale Capital, LLC, dated November 7, 2025	8-K	4.1	11/10/2025
10.1#	Patent and Know-How License Agreement, dated August 8, 2018, between BDD Pharma Limited, Cingulate Therapeutics LLC and Drug Delivery International Limited	S-1	10.2	9/9/2021
10.2#	Master Services Agreement between Cingulate Therapeutics LLC and Societal CDMO, Inc., dated October 24, 2022	8-K	10.1	10/25/2022
10.3	Amendment No. 1 to Master Services Agreement, effective February 12, 2025, between Cingulate Therapeutics LLC and Societal CDMO, Inc. (DBA Bend Bioscience)	10-K	10.2	3/27/2025
10.4+	Amended and Restated Employment Agreement, dated December 15, 2025, between Cingulate Therapeutics LLC and Shane J. Schaffer	8-K	10.1	12/15/2025
10.5+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Matthew N. Brams	S-1	10.5	9/27/2021
10.6+	Amendment to Employment Agreement, effective January 1, 2025, between Cingulate Therapeutics LLC and Matthew N. Brams	8-K	10.1	1/24/2025
10.7*+	Employment Agreement, effective January 1, 2026, between Cingulate Therapeutics LLC and Matthew N. Brams
10.8+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Laurie A. Myers	S-1	10.6	9/27/2021
10.9*+	Separation Agreement and Release of All Claims, effective August 7, 2025, between Cingulate Therapeutics LLC and Laurie A. Myers
10.10+	Employment Agreement, dated September 23, 2021, between Cingulate Therapeutics LLC and Raul R. Silva	S-1	10.9	9/27/2021
10.11+	Amendment to Employment Agreement, effective January 1, 2023, between Cingulate Therapeutics LLC and Raul R. Silva	10-K	10.10	3/10/2023
10.12+	Amendment to Employment Agreement, effective July 7, 2025, between Cingulate Therapeutics, LLC and Raul A. Silva	S-1	10.11	7/22/2025
10.13*+	Employment Agreement, effective January 1, 2026, between Cingulate Therapeutics LLC and Raul R. Silva
10.14+	Employment Agreement, dated January 25, 2024, between Cingulate Therapeutics LLC, and Jennifer L. Callahan	8-K	10.2	1/29/2024
10.15+	Employment Agreement, effective July 8, 2025, between Cingulate Therapeutics LLC and Nilay D. Patel	10-Q	10.3	8/19/2025
10.16*+	Employment Agreement, effective October 13, 2025, between Cingulate Therapeutics LLC and Bryan Downey
10.17+	Form of Indemnification Agreement	S-1	10.10	9/9/2021
10.18+	Cingulate Inc. 2021 Omnibus Equity Incentive Plan	S-1	10.1	9/27/2021
10.19+	Amendment No. 1 to the Cingulate Inc. 2021 Omnibus Equity Incentive Plan	10-Q	10.1	8/13/2024
10.20+	Amendment No. 2 to the Cingulate Inc. 2021 Omnibus Equity Incentive Plan	8-K	10.1	6/11/2025
10.21+	Form of Nonqualified Stock Option Award under 2021 Plan	10-Q	10.1	5/12/2022
10.22+	Form of Incentive Stock Option Award under 2021 Plan	10-Q	10.2	5/12/2022
10.23+	Form of Restricted Stock Unit Award under 2021 Plan	S-1	10.20	9/27/2021
10.24+	Form of Restricted Stock Award under 2021 Plan	S-1	10.21	9/27/2021
10.25	At The Market Offering Agreement, dated January 3, 2023, by and between Cingulate Inc. and H.C. Wainwright & Co., LLC	S-3	1.2	1/3/2023
10.26	Amendment to ATM Agreement, dated May 2, 2023, by and between Cingulate Inc. and H.C. Wainwright & Co., LLC	10-Q	10.5	5/10/2023
10.27	Master Services Agreement, effective May 7, 2025, by and between Cingulate Therapeutics, LLC and Indegene, Inc.	10-Q	10.4	5/8/2025
10.28	Purchase Agreement, dated April 24, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	10.1	4/25/2023
10.29	Purchase Agreement, dated July 21, 2025, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	10.1	7/22/2025
10.30	Registration Rights Agreement, dated July 21, 2025, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	10.2	7/22/2025

10.31	Amended and Restated Promissory Note, dated May 9, 2023, between Cingulate Therapeutics, LLC and Werth Family Investment Associates LLC	8-K	10.1	5/10/2023
10.32	Securities Purchase Agreement, dated August 11, 2023, by and between the Company and Werth Family Investment Associates LLC	8-K	10.1	8/14/2023
10.33	Form of September 2023 Securities Purchase Agreement	S-1/A	10.1	8/29/2023
10.34	Note Conversion Agreement, dated September 8, 2023, by and between the Company, Cingulate Therapeutics, LLC and Werth Family Investment Associates LLC	8-K	10.1	9/11/2023
10.35	Note Conversion Agreement, dated January 25, 2024, by and between the Company, Cingulate Therapeutics, LLC and Werth Family Investment Associates LLC	8-K	10.1	1/29/2024
10.36	Form of February 2024 Securities Purchase Agreement	8-K	10.1	2/7/2024
10.37	Form of Inducement Letter, dated June 28, 2024	8-K	10.1	7/1/2024
10.38	Securities Purchase Agreement between Cingulate Inc. and Streeterville Capital, LLC, dated December 20, 2024	8-K	10.1	12/23/2024
10.39	Note Purchase Agreement between Cingulate Inc. and Avondale Capital, LLC, dated November 7, 2025	8-K	10.1	11/10/2025
10.40	Guaranty by Cingulate Therapeutics LLC and Cingulate Works, Inc., dated November 7, 2025	8-K	10.2	11/10/2025
10.41†	Form of Securities Purchase Agreement, dated as of January 27, 2026, by and among the Company and the Purchasers	8-K	10.1	1/28/2026
19	Cingulate Inc. Statement of Company Policy on Insider Trading and Policy Regarding Special Trading Procedures	10-K	19	3/27/2025
21.1	List of Subsidiaries of Cingulate Inc.	10-K	21.1	4/1/2024
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Cingulate Inc. Compensation Recovery Policy	10-K	97.1	4/1/2024
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

CINGULATE INC.

Date: March 18, 2026	By:	/s/ Shane J. Schaffer
Shane J. Schaffer
Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2026	By:	/s/ Jennifer L. Callahan
Jennifer L. Callahan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane J. Schaffer	Chief Executive Officer	March 18, 2026
Shane J. Schaffer	(Principal Executive Officer)

/s/ Jennifer L. Callahan	Chief Financial Officer	March 18, 2026
Jennifer L. Callahan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey S. Ervin	Director	March 18, 2026
Jeffrey S. Ervin

/s/ Jeff Hargroves	Director	March 18, 2026
Jeff Hargroves

/s/ Bryan Lawrence	Director	March 18, 2026
Bryan Lawrence

/s/ John A. Roberts	Director	March 18, 2026
John A. Roberts

/s/ Peter J. Werth	Director	March 18, 2026
Peter J. Werth

KPMG LLP
Suite 1100
1000 Walnut Street
Kansas City, MO 64106-2162

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cingulate Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cingulate Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Kansas City, Missouri
March 18, 2026

KPMG LLP, a Delaware limited liability partnership, and its subsidiaries are part of the KPMG global organization of independent member firms affiliated with KPMG

International Limited, a private English company limited by guarantee.

Cingulate Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$10,953,383	$12,211,321
Miscellaneous receivables	8,013	26,325
Prepaid expenses and other current assets	1,046,862	423,157
Total current assets	12,008,258	12,660,803

Property and equipment, net	1,725,919	2,104,675
Operating lease right-of-use assets	1,339,086	99,011

Total assets	15,073,263	14,864,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	2,035,685	1,270,280
Accrued expenses	1,742,116	1,039,625
Notes payable, current	6,295,960	2,527,108
Finance lease liability, current	-	4,430
Operating lease liability, current	238,864	130,662
Total current liabilities	10,312,625	4,972,105

Long-term liabilities:
Note payable	1,151,509	2,436,879
Operating lease liability, net of current	1,100,222	-
Total long-term liabilities	2,251,731	2,436,879

Total liabilities	12,564,356	7,408,984

Stockholders’ Equity
Common Stock, $0.0001 par value; 240,000,000 shares authorized and 7,250,299 and 3,402,306 shares issued and outstanding as of December 31, 2025 and 2024	725	340
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2025 and 2024	-	-
Additional Paid-in-Capital	134,883,213	117,380,285
Accumulated deficit	(132,375,031)	(109,925,120)
Total stockholders’ equity	2,508,907	7,455,505

Total liabilities and stockholders’ equity	$15,073,263	$14,864,489

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2025 and 2024

	2025	2024
Operating expenses:
Research and development	$9,774,057	$9,445,265
General and administrative	10,164,051	6,199,708
Operating loss	(19,938,108)	(15,644,973)

Issuance cost and change in fair value of derivative	(1,150,673)	(1,013,868)
Interest and other income (expense), net	(1,361,130)	99,236
Loss before income taxes	(22,449,911)	(16,559,605)
Income tax benefit (expense)	-	-

Net loss and comprehensive loss	$(22,449,911)	$(16,559,605)
Net loss per share of common stock, basic and diluted	$(4.44)	$(10.86)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	5,055,329	1,524,797

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2025 and 2024

					Accumulated
	Common Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance January 1, 2024	97,293	10	$86,496,076	$(93,365,515)	$-	$(6,869,429)
Share adjustment due to fractional rounding of August 2024 reverse split	130,602	13	(13)	-	-	-
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	2,455,456	245	17,240,466	-	-	17,240,711
Change in fair value of derivative	-	-	1,013,868	-	-	1,013,868
Warrant inducement	265,625	27	1,561,400	-	-	1,561,427
Issuance of common stock in public offering, net of fees	296,000	30	6,432,862	-	-	6,432,892
Issuance of pre-funded warrants in connection with the conversion of related party note payable	-	-	2,734,739	-	-	2,734,739
Capital contribution in connection with conversion of related party note payable	-	-	586,511	-	-	586,511
Issuance of common stock upon exercise of pre-funded warrants	102,832	10	(10)	-	-	-
Issuance of restricted common stock	54,498	5	318,916	-	-	318,921
Stock-based compensation expense	-	-	995,470	-	-	995,470
Net loss	-	-	-	(16,559,605)	-	(16,559,605)
Balance December 31, 2024	3,402,306	340	$117,380,285	$(109,925,120)	$-	$7,455,505
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	2,536,147	254	10,153,558	-	-	10,153,812
Issuance cost and change in fair value of derivative	120,424	12	1,150,661	-	-	1,150,673
Issuance of common stock in public offering, net of fees		-		-	-	-
Issuance of restricted common stock	24,122	2	96,667	-	-	96,669
Issuance of common stock in connection with Promissory Note exchange agreements	1,167,300	117	4,674,883	-	-	4,675,000
Stock-based compensation expense	-	-	1,427,159	-	-	1,427,159
Net loss	-	-	-	(22,449,911)	-	(22,449,911)
Balance December 31, 2025	7,250,299	$725	$134,883,213	$(132,375,031)	$-	$2,508,907

See notes to consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

	2025	2024
Operating activities:
Net loss	$(22,449,911)	$(16,559,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	540,894	653,090
Stock-based compensation	1,523,828	995,484
Accretion of discount on note payable	326,006	-
Amortization of debt issue costs	26,525	-
Loss on debt extinguishment	805,951	-
Issuance cost and change in fair value of derivative	1,150,673	1,013,868
Changes in operating assets and liabilities:
Miscellaneous receivables	18,312	(11,703)
Prepaid expenses and other current assets	(623,705)	88,399
Operating lease right-of-use assets	(1,240,075)	267,886
Trade accounts payable and accrued expenses	1,467,896	(4,540,719)
Current portion of operating lease liability	108,202	(227,424)
Long-term portion of operating lease liability	1,100,222	(130,663)
Net cash used in operating activities	(17,245,182)	(18,451,387)

Investing activities:
Purchase of property and equipment	(162,138)	(211,800)
Net cash used in investing activities	(162,138)	(211,800)

Financing Activities:
Proceeds from the issuance of common stock and pre-funded common stock purchase warrants, net of fees	10,153,812	25,875,168
Proceeds from notes payable	6,000,000	4,963,987
Principal payments on finance lease obligations	(4,430)	(17,063)
Net cash provided by financing activities	16,149,382	30,822,092

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(1,257,938)	12,158,905
Cash and cash equivalents at beginning of year	12,211,321	52,416
Cash and cash equivalents at end of year	$10,953,383	$12,211,321

Property and equipment accrued but not paid at end of year	$-	$31,160
Cash payments:
Interest paid	$19,895	$6,288

See notes to consolidated financial statements.

CINGULATE INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(1) Nature of the Business and Liquidity

Organization

Cingulate Inc. (Cingulate or the Company), a Delaware corporation, is a biopharmaceutical company focused on the development of products utilizing its drug delivery platform technology that enables the formulation and manufacture of once-daily tablets of multi-dose therapies, with an initial focus on the treatment of Attention Deficit/Hyperactivity Disorder (ADHD) and anxiety. The Company is developing two proprietary, first-line stimulant medications, CTx-1301 (dexmethylphenidate) and CTx-1302 (dextroamphetamine), for the treatment of ADHD intended for all patient segments: children, adolescents, and adults. CTx-1301 and CTx-1302 utilize a flexible core tableting technology with target product profile designed to deliver a rapid onset and last the entire active day with a controlled descent of plasma drug level and have favorable tolerability. CTx1301 is in late-stage development and we plan to initiate the clinical plan for CTx-1302 pending additional capital resources. In addition, the Company has a third product to treat anxiety, CTx-2103, in a formulation stage. The Company submitted its New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) on July 31, 2025 for lead asset CTx-1301 and received confirmation of acceptance of the NDA in early October 2025 with a Prescription Drug User Fee Act (PDUFA) target action date of May 31, 2026. A failure to receive FDA approval for CTx-1301, or a delay in receiving such approval, will likely have a material adverse impact on the Company’s financial results and strategic position, as outlined in Item 1A. Risk Factors of this Annual Report on Form 10-K.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As a pre-revenue entity, the Company is dependent on the ability to raise capital to support operations until such time as the product candidates under development are FDA approved, manufactured, commercially available to the marketplace and produce revenues. On December 31, 2025, the Company had cash and cash equivalents of approximately $11.0 million, and an accumulated deficit of approximately $132.4 million. However, the Company will need additional funding for operations and development. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources, including potential collaborations with other companies or other strategic transactions. Successful implementation of these plans involves both the Company’s efforts and factors that are outside its control, such as market factors and FDA approval of product candidates. The Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The Company adopted this standard effective January 1, 2026.

(e) Cash and Cash Equivalents

Bank demand deposit accounts and short-term liquid investments with an initial maturity of three months or less are considered cash and cash equivalents. Cash and cash equivalents as of December 31, 2025 and 2024 consisted of bank deposits and short-term money market funds. Cash and cash equivalents are carried at cost which is indicative of fair value.

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

The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right-of-use (ROU) asset and a lease liability at the lease commencement date. For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases and is subsequently measured at amortized cost using the effective-interest method.

The Company determines the discount rate it uses to discount the unpaid lease payments to present value, which requires management judgement. Accounting Standards Codification (ASC) 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The implicit rate was stated in the agreement for one of the Company’s leases; however, for the others, the implicit rate was not determinable as the Company did not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company uses its incremental borrowing rate as the discount rate for these leases. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company has not been able to borrow on a collateralized basis, it has determined a synthetic credit rating based on factors that a credit rating agency would typically analyze when establishing an entity’s credit rating. Due to the fact that the Company is a pre-revenue entity, the Company determined that its incremental borrowing rate should be based on the composite CCC and lower bond spreads at the lease measurement dates plus a risk-free rate based on specific lease maturities.

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

(h) Impairment of Long-lived Assets

The Company assesses the carrying value of its long-lived assets, including property and equipment, as well as lease ROU assets, when events or circumstances indicate that the carrying value of such assets may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset groups. No impairment was recognized during the years ended December 31, 2025 or 2024.

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

(k) Derivative Instruments

The Company evaluates all financial instruments, including certain equity-linked contracts, to determine if such instruments or any embedded components qualify as derivatives under ASC 815, Derivatives and Hedging.

The Company evaluated the 2025 LP Purchase Agreement (as defined in Note 10) that includes the right to require Lincoln Park (as defined in Note 10) to purchase shares of common stock in the future (“purchased put right”) considering the guidance in ASC 815-40, Derivatives and Hedging, and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative asset (liability). The Company has analyzed the terms of the purchased put right and has concluded that it had insignificant value as of December 31, 2025.

(l) Reclassifications

In connection with the preparation of the annual consolidated financial statements as of and for the year ended December 31, 2025, the Company identified certain errors in its accounting for the Original LP Purchase Agreement (as defined in Note 10) in previously issued consolidated financial statements. Accordingly, the comparative financial statements included in this Report differ from our previously filed Annual Report on Form 10-K as of and for the year ended December 31, 2024, reflecting the error correction for the misclassification of the commitment shares issued on the Original LP Purchase Agreement and change in fair value of the derivative initially recorded as a deduction to additional paid-in-capital on the consolidated statements of stockholders’ equity and now expensed through issuance cost and change in fair value of derivative on the consolidated statements of operations and comprehensive loss. The correction of this error resulted in an increase in issuance cost and change in fair value of derivative and net loss and net comprehensive loss; however, no change to total stockholders’ equity or net cash used in operating activities on the consolidated statements of cash flows. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company performed an analysis of quantitative and qualitative factors in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections. The Company believes the adjustments recorded for correction of the error are immaterial to the previously issued consolidated financial statements either individually or in the aggregate for each of the respective comparative periods.

The corrections to the Company’s consolidated balance sheet were as follows:

	December 31, 2024
	As Reported	As Corrected
Common stock	340	340
Additional paid-in-capital	115,944,345	117,380,285
Accumulated deficit	(108,489,180)	(109,925,120)
Total stockholders’ equity	$7,455,505	$7,455,505

The corrections to the Company’s consolidated statements of operations and comprehensive loss were as follows:

	Year Ended December 31, 2024
	As Reported	As Corrected
Issuance cost and change in fair value of derivative	-	(1,013,868)

Net loss and comprehensive loss	$(15,545,737)	$(16,559,605)

Net loss per share of common stock, basic and diluted	$(10.20)	$(10.86)

The corrections to the Company’s statement of stockholders’ equity were as follows:

	Additional Paid-in-Capital		Accumulated Deficit		Stockholders’ Equity
	As Reported	As Corrected	As Reported	As Corrected	As Reported	As Corrected
Balance January 1, 2024	86,074,004	$86,496,076	(92,943,443)	(93,365,515)	(6,869,429)	(6,869,429)
Change in fair value of derivative	-	1,013,868	-	-	-	1,013,868
Net loss	-	-	(15,545,737)	(16,559,605)	(15,545,737)	(16,559,605)
Balance December 31, 2024	$115,944,345	$117,380,285	$(108,489,180)	$(109,925,120)	$7,455,505	$7,455,505

The corrections of the Company’s statement of cash flows were as follows:

	Year Ended December 31, 2024
	As Reported	As Corrected
Operating activities:
Net loss	$(15,545,737)	$(16,559,605)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance cost and change in fair value of derivative	-	1,013,868
Net cash used in operating activities	(18,451,387)	(18,451,387)

(m) Segments

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

The measure used by the CODM for segment assets is reported in the Consolidated Balance Sheets as total consolidated assets.

The following table presents the operating results of the Company’s segment:

Operating expenses:	2025	2024
Research and development
Clinical operations	$2,695,880	$4,711,745
Drug manufacturing and dormulation	3,251,481	2,695,896
Personnel	2,780,524	1,761,558
Regulatory	1,046,172	276,066
Total research and development	9,774,057	9,445,265
General and administrative
Pre-commercialization costs	2,380,814	115,915
Personnel	2,992,049	1,862,356
Legal and professional fees	3,121,002	2,396,063
Occupancy	326,666	345,535
Insurance	741,556	983,758
Other	601,964	496,081
Total general and administrative	10,164,051	6,199,708
Operating loss	(19,938,108)	(15,644,973)
Issuance cost and change in fair value of derivative	(1,150,673)	(1,013,868)
Interest and other income (expense), net	(1,361,130)	99,236
Loss before income taxes	(22,449,911)	(16,559,605)
Income tax benefit (expense)	-	-

Net loss and comprehensive loss	$(22,449,911)	$(16,559,605)

(n) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. As of December 31, 2025, Cingulate Therapeutics LLC (CTx) is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items, therefore a full valuation allowance is recorded.

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

(o) Common Stock Purchase Warrants

The Company issued warrants in connection with its initial public offering (IPO) in December 2021, common stock offerings in September 2023 and February 2024, and a warrant inducement in June 2024. These equity instruments were valued at fair value when they were issued. See additional information in Note 11.

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

(3) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2025 and 2024:

	2025	2024
Manufacturing materials	$813,381	$29,025
Marketing fees	125,000	34,167
Deferred capital raise costs	59,383	-
Insurance	16,655	-
Dues and subscriptions	11,743	4,575
Research and development	-	334,692
Other	20,700	20,698
	$1,046,862	$423,157

(4) Property and Equipment, net

Property and equipment, net consisted of the following at December 31, 2025 and 2024:

	Estimated
	Useful Life
	(in years)	2025	2024
Equipment	2-7	$4,662,280	$4,358,261
Furniture and fixtures	7	145,754	145,754
Computer equipment	5	46,994	46,994
Leasehold improvements	5	474,462	474,462
Construction-in-process	-	233,397	375,278
		5,562,887	5,400,749
Less: accumulated depreciation		(3,836,968)	(3,296,074)
		$1,725,919	$2,104,675

Depreciation expense was $540,894 and $653,090 for the years ended December 31, 2025 and 2024, respectively.

(5) Accrued Expenses

Accrued expenses consisted of the following at December 31, 2025 and 2024:

	2025	2024
Interest	$563,883	$15,089
Employee compensation	455,177	355,475
Commercial costs	393,076	-
Research and development	166,696	341,956
State franchise taxes	44,000	200,000
Professional fees	31,542	5,000
CIP- Equipment	-	31,160
Insurance	-	34,469
Other	87,742	56,476
	$1,742,116	$1,039,625

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

(8) Unsecured Promissory Notes

On December 20, 2024, the Company entered into a note purchase agreement (2024 Note Purchase Agreement) with Streeterville Capital, LLC, a Utah limited liability company (Lender), pursuant to which the Company issued and sold to Lender an unsecured promissory note in the amount of $5,480,000 (2024 Note). The 2024 Note included an original issue discount of $450,000 and Lender expenses payable by the Company of $30,000. In exchange for the 2024 Note, the Lender paid a purchase price of $5,000,000 in cash. The 2024 Note bore interest at a rate of 9% per annum and had a maturity 18 months after its issuance date.

From time to time, beginning on July 2, 2025, Lender could redeem a portion of the 2024 Note. Pursuant to the terms of the 2024 Note, we were charged a monitoring fee equal to the outstanding balance on the 90-day anniversary of the effective date of the 2024 Note divided by 0.85 less the outstanding balance on such date. Subject to the terms and conditions set forth in the 2024 Note, the Company could prepay all or any portion of the outstanding balance of the Promissory Note at any time. As of December 31, 2025, the Company had entered into exchange agreements with Lender to exchange a total of $4,675,000 principal for 1,167,300 shares of common stock, thereby extinguishing a portion of the Promissory Note. In connection with the exchange agreements, the Company recorded the pro rata portion of the monitoring fee as well as accrued interest on the pro rata portion of the monitoring fee. As of December 31, 2025, the pro rata portion of the monitoring fee recognized was $671,792 as a loss on debt extinguishment within interest and other income (expense), net and the accrued interest on the pro rata portion of the monitoring fee was $48,704.

In connection with the 2024 Note, the Company incurred $46,277 of debt issuance costs. The debt issuance costs, the debt discount of $450,000 and the expenses payable by the Company of $30,000 have been recorded as a reduction in the carrying amount of the 2024 Note and are being amortized over the term of the 2024 Note using the effective interest rate method.

As of December 31, 2025 and 2024, the outstanding balances relating to this note are as follows:

	12/31/2025	12/31/2024
2024 Note Purchase Agreement:
Principal	$805,000	$5,480,000
Monitoring fee on pro rata portion of exchanges	671,792	-
Unamortized discounts/deferred financing	(83,922)	(516,013)
Total outstanding debt	$1,392,870	$4,963,987

Accrued Interest	$474,598	$15,089

On November 7, 2025, the Company entered into a note purchase agreement (2025 Note Purchase Agreement) with Avondale Capital, LLC, a Utah limited liability company (Avondale), pursuant to which the Company issued and sold to Avondale an unsecured promissory note in the amount of $6,570,000 (2025 Note). The principal amount includes an original issue discount of $540,000 and expenses payable by the Company of $30,000. In exchange for the 2025 Note, Avondale paid a purchase price of $6,000,000 in cash. The 2025 Note bears interest at a rate of 9% per annum and matures 18 months after its issuance date.

From time to time, beginning on May 7, 2026, Avondale may redeem a portion of the 2025 Note, not to exceed an amount of $660,000 per month; and provided that the Company has not previously received a “complete response letter” from the FDA, the Company may defer up to two redemptions for up to thirty (30) days each. If the Company exercises its deferral right, the outstanding balance of the 2025 Note will be increased by 1% of the outstanding balance on the date of the deferral. The Company was charged a monitoring fee equal to the outstanding balance on the 90-day anniversary of the effective date of the 2025 Note divided by 0.85 less the outstanding balance on such date. Subject to the terms and conditions set forth in the 2025 Note, the Company may prepay all or any portion of the outstanding balance of the 2025 Note at any time. As the redemptions are outside of the control of the Company, the Company has recorded the gross amount of the expected FY 26 Avondale redemptions within current note payable on the balance sheet.

The 2025 Note provides for customary events of default (each as defined in the 2025 Note, an Event of Default), including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified cure period, a cross-default to certain other indebtedness and material agreements of the Company, and the occurrence of a bankruptcy, insolvency or similar event affecting the Company. Upon the occurrence of an Event of Default that is deemed a “Major Trigger Event” as defined in the promissory note, Avondale may increase the outstanding balance of the 2025 Note by 15%, and upon the occurrence of an Event of Default that is deemed a “Minor Trigger Event” as defined in the 2025 Note, Avondale may increase the outstanding balance of the 2025 Note by 5%. Avondale can exercise its right to increase the outstanding balance upon a Major or Minor Trigger Event three times each. Upon the occurrence of an Event of Default, Avondale may declare all amounts owed under the 2025 Note immediately due and payable. In addition, upon the occurrence of an Event of Default, upon the election of Avondale, interest shall begin accruing on the outstanding balance of the 2025 Note from the date of the Event of Default equal to the lesser of 22% per annum and the maximum rate allowable under law.

The debt discount of $540,000 and the expenses payable by the Company of $30,000 have been recorded as a reduction in the carrying amount of the 2025 Note and are being amortized over the term of the 2025 Note using the effective interest rate method.

As of December 31, 2025 the outstanding balances relating to this note are as follows:

2025 Note Purchase Agreement:
Principal	6,570,000
Monitoring fee on pro rata portion of exchanges	-
Unamortized discounts/deferred financing	(515,401)
Total	$6,054,599

Accrued Interest	$89,285

The following table provides a breakdown of interest expense (income) for the periods presented:

	2025	2024
Interest expense - WFIA	$-	$31,250
Interest expense - promissory notes	901,325	25,354
Interest expense - loss on debt extinguishment	805,951
Interest expense - other	23,121	6,259
Interest income	(369,267)	(162,099)
	$1,361,130	$(99,236)

(9) Stockholders’ Equity

The Company has authorized 240,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock at December 31, 2025 and 2024 of which 7,250,299 and 3,402,306 shares of common stock were issued and outstanding, respectively. As of December 31, 2025, the Company had not issued any shares of preferred stock.

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

Except where disclosed, all amounts related to number of shares and per share amounts have been retrospectively restated in these financial statements to reflect the 2024 Reverse Stock Split.

(10) Securities Issuances

Public Offerings

On February 2, 2024, the Company completed a public offering (February 2024 Offering) pursuant to which the Company issued 114,583 shares of its common stock and accompanying Series A and Series B warrants at a combined price of $24.00 per share, and pre-funded warrants to purchase up to an aggregate of 197,917 shares of its common stock and accompanying Series A and Series B warrants at a combined purchase price of $23.988 per pre-funded warrant, which represents the public offering price for the common stock less the $0.0012 per share exercise price per share for each pre-funded warrant. The pre-funded warrants were exercisable at any time after the date of issuance and had no expiration date. The holders of pre-funded warrants could not exercise the warrants if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. Each share of common stock and each pre-funded warrant were sold along with one Series A and 0.5 Series B warrants. The February 2024 Offering resulted in gross proceeds to the Company of $7.5 million before deducting $750,950 of placement agent fees and other offering expenses. All of the pre-funded warrants issued in the February 2024 Offering were exercised in 2024.

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

Purchase Agreements with Lincoln Park

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

On July 21, 2025, the Company entered into a second purchase agreement with Lincoln Park (2025 LP Purchase Agreement), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $25.0 million of the Company’s common stock (subject to certain limitations and satisfaction of the conditions set forth in the 2025 LP Purchase Agreement) from time to time and at the Company’s sole discretion over the 36-month term of the 2025 LP Purchase Agreement. Pursuant to the terms of the 2025 LP Purchase Agreement, on July 21, 2025, the Company issued 120,424 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock under the 2025 LP Purchase Agreement. The commitment shares were valued at $681,600 and recorded as an addition to equity for the issuance of the common stock and recorded as an expense in issuance cost and change in fair value of derivative on the consolidated statements of operations and comprehensive loss under the 2025 LP Purchase Agreement. The Company evaluated the 2025 LP Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require Lincoln Park to purchase shares of common stock in the future, similar to a put option. The Company concluded that the 2025 LP Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded that the derivative instrument had insignificant value as of December 31, 2025.

During 2025, the Company sold 852,948 shares of common stock under the 2025 LP Purchase Agreement and 897,415 shares of common stock under the Original LP Purchase Agreement, for net proceeds of $3,238,007 and $3,513,236, respectively. During 2024, the Company sold 1,472,363 shares of common stock under the Original LP Purchase Agreement, for net proceeds of $8,037,501.

The Company evaluated the 2025 LP Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require Lincoln Park to purchase shares of common stock in the future, similar to a put option. The Company concluded that the 2025 LP Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded that the derivative asset or liability had insignificant value as of December 31, 2025. Changes in fair value associated with the derivative instrument are recorded in issuance cost and change in fair value of derivative in the consolidated statements of operations and comprehensive loss. The Company recorded $1,150,673 and $1,013,868 for 2025 and 2024, respectively, associated with the change in fair value of the derivative instrument.

At the Market Offering

In January 2023, the Company entered into the At-the-Market Offering Agreement (ATM Agreement) with H.C. Wainwright & Co., LLC (HCW) pursuant to which the Company could issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $23.5 million in at-the-market offerings sales. HCW acted as sales agent and was paid a 3% commission on each sale under the ATM Agreement. The Company’s common stock was sold at prevailing market prices at the time of the sale, and, as a result, prices varied.

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

During 2025 and 2024, the Company sold 785,784 and 983,093 shares of common stock, respectively, under the ATM agreement, for net proceeds of $3,574,574 and $9,393,550, respectively.

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

September 2023 Offering

For each of the 28,855 shares of common stock and pre-funded warrants issued in the September 2023 equity offering, the Company issued Series A warrants to purchase up to 28,855 shares of common stock and Series B warrants to purchase up to 14,428 shares of common stock. The Series A and Series B warrants had an original exercise price of $138.62 per share and became exercisable on the effective date of stockholder approval of the shares issuable pursuant to the warrants. In connection with the waiver granted in March 2024 by the purchaser in the February 2024 Offering to allow the Company to file a prospectus supplement to increase the maximum aggregate offering price of shares of the Company’s common stock issuable under the ATM Agreement, the exercise price of the Series A and Series B warrants was lowered to $13.56 per share and the term of the Series A warrants was extended to March 17, 2029 and the term of the Series B warrants was extended to March 17, 2026.

The Company valued the pre-funded warrants to purchase 21,688 shares of common stock based on their issuance date fair value of $3,006,008. As of December 31, 2023, all of the pre-funded warrants relating to the September 2023 equity offering had been exercised.

In connection with the September 2023 equity offering, the Company issued placement agent warrants to purchase up to 1,443 shares of common stock. The placement agent warrants have an exercise price of $173.28 per share. These warrants have a five-year term ending September 11, 2028.

The gross proceeds of the September 2023 equity offering were allocated to the common stock and common stock purchase warrants using the relative fair value method shown as follows. Fair value of the warrants was recorded to Additional Paid-in-Capital on the Company’s balance sheet.

	Fair	Percent of Total	Amount
	Value	Fair Value	Allocated

Common Stock	$993,472	10.6%	$423,945
Pre-Funded Warrants	3,006,003	32.0%	1,279,833
Series A, B and Placement Agent Warrants	5,388,376	57.4%	2,295,701
Total	$9,387,851	100.0%	$3,999,479

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

The Company evaluated the pre-funded warrants and the Series A and B warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and determined that equity treatment was appropriate. The Company valued the pre-funded warrants to purchase 197,917 shares of common stock based on their issuance date fair value of $24.00. All of the pre-funded warrants were exercised in 2024.

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

	Fair	Percent of Total	Amount
	Value	Fair Value	Allocated

Common Stock	$2,750,000	26.5%	$1,987,500
Pre-Funded Warrants	4,750,000	45.8%	3,435,000
Series A, B and Placement Agent Warrants	2,878,123	27.7%	2,077,500
Total	$10,378,123	100.0%	$7,500,000

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

The following table summarizes the Company’s outstanding common stock purchase warrants as of December 31, 2025:

			Issuance Date	Issuance Date
	Number of	Exercise	Fair Value	Fair Value
	Warrants	Price	per Warrant	Total
December 2021 Initial Public Offering Warrants	19,965	$1,440.00	$1,144.80	$22,855,932
December 2021 Underwriter Warrants	868	$1,800.00	$1,113.48	966,501
September 2023 Public Offering Series A Warrants	28,855	$13.56	$129.84	3,746,533
September 2023 Placement Agent Warrants	1,443	$172.80	$127.56	184,069
February 2024 Public Offering Series A Warrants	135,417	$24.00	$14.04	1,901,255
February 2024 Public Offering Series B Warrants	67,708	$24.00	$11.88	804,371
February 2024 Placement Agent Warrants	12,500	$30.00	$13.80	172,500
July 2024 Series C Warrants	354,167	$7.02	$3.24	1,147,501
July 2024 Series D Warrants	177,083	$7.02	$2.40	424,999
July 2024 Placement Agent Warrants	21,250	$8.78	$2.23	47,388
Balance- December 31, 2025	819,256			$32,251,049

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

At the Company’s 2024 annual meeting, shareholders approved an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder by 104,167 shares to 125,577. At the Company’s 2025 annual meeting, shareholders approved an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder by 800,000 shares to 1,141,826. As of December 31, 2025, 185,831 shares of common stock were available for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1st of each year until the expiration of the 2021 Plan, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, on a fully diluted basis, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

The Company recorded stock-based compensation expense of $1,408,134 and $995,484 during the years ended December 31, 2025 and 2024, relating to options granted under the 2021 Plan. As of December 31, 2025 and 2024, there was $2,449,227 and $343,612 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2021 Plan, which is expected to be recognized over the next one to four years.

A summary of option activity under the 2021 Plan during the years ended December 31, 2025 and 2024 was as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2024	4,821
Grants	89,032	$13.16	9.42 years
Exercised	-
Forfeitures or expirations	(4,447)	$757.08
Outstanding at December 31, 2024	89,406	$14.81	9.41 years
Grants	868,901	$4.40	9.39 years
Exercised	-
Forfeitures or expirations	(2,290)	$11.62
Outstanding at December 31, 2025	956,017	$5.36	9.31 years
Vested and expected to vest at December 31, 2025	203,997
Exercisable at December 31, 2025	203,997

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

	2025	2024
Risk-free interest rate	4.150%	4.240%
Expected term (in years)	5.82	5.43
Expected volatility	1.4	1.5
Expected dividend yield	0%	0%

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

The grant-date fair value of options granted during the year ended December 31, 2025 ranged from $3.44 to $4.22 and $3.46 to $13.34 for options granted during the year ended December 31, 2024.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock. Because there were no stock options with exercise prices lower than the fair value of the Company’s common stock, the aggregate intrinsic value is zero as of December 31, 2025 and 2024.

On each of July 8, 2025 and November 3, 2025, the Company granted non-qualified stock options to an officer of the Company to purchase 30,000 shares of common stock at an exercise price of $4.51 and $3.80, respectively. These grants were inducement awards in accordance with Nasdaq Listing Rule 5635(c)(4) and were not granted from the 2021 Plan. The term of these options is ten years with vesting over four years. The Company recorded stock-based compensation expense of $19,135 during the year ended December 31, 2025 relating to options issued. As of December 31, 2025, there was $209,975 of unrecognized compensation cost related to nonvested share-based compensation related to the inducement grants, which is expected to be recognized over the next one to four years.

(13) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. No deferred income tax benefit or expense was recorded as of December 31, 2025 or December 31, 2024, for federal or state income taxes.

Income tax expense differed from the expected expense computed by applying U.S. Federal income tax rate for the respective years ended as follows:

	December 31, 2025	December 31, 2024
Federal income tax benefit at statutory rate	$(4,714,067)	$(3,477,517)
State income tax benefit	(300,532)	(541,359)
Discount on FMV of Shares Issued	241,641	212,858
Permanent differences	15,366	13,582
Change in valuation allowance	4,785,198	4,802,119
Research and development tax crediit- prior period	(540,085)	(972,372)
Cancellation of Debt applied to prior year NOL	514,342
Other	(1,863)	(37,311)
Total income tax expense	$-	$-

At December 31, 2025, the Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $63,699,000. The NOL carryforwards generated do not expire and are carried forward indefinitely. The Company has state NOLs of approximately $50,852,000 at December 31, 2025. The Company also has approximately $2,269,000 of research and development tax credit carryforwards for federal purposes which have a 20-year carryforward period and will begin to expire in 2041. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s NOL carryforwards and research and development credit carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items. The Company recorded a valuation allowance of its net deferred tax assets totaling $22,218,350 and $17,433,152, respectively, at December 31, 2025 and 2024, which was recorded as a component of income tax expense on the accompanying consolidated statements of operations and other comprehensive loss.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is not subject to U.S. federal and state income tax examinations by tax authorities for years before 2021.

The Company follows the provisions of ASC Topic 740, Income Taxes, to evaluate uncertain tax positions. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material uncertain tax positions requiring recognition in the consolidated financial statements as of December 31, 2025 or December 31, 2024.

	December 31, 2025	December 31, 2024
Deferred income tax assets:
Current:
Research and development costs	$2,914,603	$1,662,662
Other	1,286	443
Non-current:
Net operating losses	15,987,951	9,314,876
Research and development costs	183,388	4,269,254
Unvested stock options	1,065,120	693,193
Research and development tax credits	2,268,580	1,728,495
Patents	145,465	146,433
Right-of-use liabilities	364,333	35,306
Gross deferred income tax assets	22,930,726	17,850,662
Less: valuation allowance	(22,218,350)	(17,433,152)
Net deferred income tax asset	712,376	417,510

Deferred income tax liabilities:
Non-current
Property and equipment	(348,043)	(391,634)
Right-of-use liabilities	(364,333)	(25,876)
Gross deferred income tax liabilities	(712,376)	(417,510)

Net deferred tax asset (liability)	$-	$-

On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. Among other things, the legislation reinstates expensing for domestic research and experimental expenditures, imposes new limitations on interest expense deductibility, and expands disallowed deductions for certain employee remuneration. FASB ASC 740 Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the relevant legislation is enacted. The OBBB may affect the Company’s gross tax assets and liabilities in future periods. The Company accounted for the tax effects of the legislation during the year ended December 31, 2025, and elected to deduct domestic research and development expenses in 2025 and 2026 rather than amortize over multiple years.

(14) Leases

In May 2025, the Company executed a lease agreement to renew the office space for its headquarters in Kansas City, Kansas. The lease has a 60-month term that commenced on June 1, 2025 with total rent of $33,145 per month over the lease term.

In April 2020, the Company entered into a 60-month lease agreement for office furniture under a lease classified as a financing lease as title of the furniture transfers to the Company at the end of the lease term. Monthly lease payments are $1,491. The leased furniture is amortized on a straight-line basis over 7 years. The imputed interest rate relating to the lease obligation is 6.12% and the maturity date was in March 2025.

The components of lease cost for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Operating lease cost	$366,089	$302,786
Finance lease cost:
Amortization of right-of-use assets	2,747	10,990
Interest on lease liabilities	45	842
Total finance lease cost	2,792	11,832
Total lease cost	$368,881	$314,618

Amounts reported in the consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

	2025	2024

Operating Leases:
Operating lease right-of-use assets	$1,339,086	$99,011

Operating lease liability, current	238,864	130,662
Operating lease liabilities, net of current	1,100,222	-
Total operating lease liabilities	1,339,086	130,662

Finance leases:
Property and equipment	76,928	76,928
Accumulated amortization	(76,928)	(75,759)
Property and equipment, net	-	1,169

Current installments of obligations under
Finance lease liability, current	-	4,430
Total finance lease liabilities	$-	$4,430

Other information relating to leases as of December 31, 2025 and 2024 was as follows:

Supplemental cash flow information:	2025	2024
Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	224,485	267,886
Finance leases	2,747	10,990
Weighted average remaining lease term:
Operating leases	53 months	5 months
Finance leases	-	3 months
Weighted average discount rate:
Operating leases	13.25%	11.76%
Finance leases	-	6.12%

Maturities of lease liabilities under noncancellable leases as of December 31, 2025 are as follows:

	Operating	Finance
	leases	leases
2026	397,740	-
2027	397,740	-
2028	397,740	-
2029	397,740	-
Thereafter	165,725	-
Total undiscounted lease payments	1,756,685	-
Less imputed interest	(417,599)	-
Total lease liabilities	$1,339,086	$-

(15) Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares and pre-funded warrants outstanding during the period. The pre-funded warrants are included in the calculation of the weighted-average number of shares outstanding because their exercise requires only nominal consideration for the delivery of shares. The following table sets forth the computation of the basic and diluted net loss per share for years ended December 31, 2025 and 2024:

	2025	2024
Numerator:
Net loss	$(22,449,911)	$(16,559,605)
Denominator:
Weighted average common shares outstanding	5,055,329	1,524,797
Net loss per share, basic and diluted	$(4.44)	$(10.86)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	2025	2024
Stock options issued under the 2021 Equity Incentive Plan	956,017	89,406
Common stock purchase warrants outstanding	819,256	833,684
Total	1,775,273	923,090

(16) License Agreement

The Company has a licensing agreement with a company related to the patents and licensed know-how for use in the development of CTx-1301and CTx-1302. The Company will pay the following upon the occurrence of the following milestone events:

●	$250,000 Milestone payment upon dosing of first patient in a Phase 3 Clinical Trial for each product in the field, payable on a per product basis.
●	$250,000 Milestone payment upon licensee filing of new drug application for each product in the field, payable on a per product basis.
●	$250,000 Milestone payment for CTx-1301 and CTx-1302 upon receipt of first marketing approval from the FDA, payable on a per product basis.

In early 2023, the Company paid the first milestone payment as the first patient in a CTx-1301 Phase 3 Clinical Trial was dosed. The second milestone payment of $250,000 was paid in September 2025 upon submission of the NDA. The Company has not recorded any expense relating to the other milestones for any other product as it has not deemed them probable of occurring as of December 31, 2025.

(17) Related Party Transactions

A member of the Company’s Board of Directors, Peter Werth, is the manager of WFIA, the entity which provided $8.0 million in debt financing to the Company, $5.0 million of which was converted to equity in September 2023 and the remaining $3.0 million was converted to equity in January 2024, as described in Note 7.

(18) Subsequent Events

Management evaluated events that occurred subsequent to December 31, 2025 through March [ ], 2026, which is the date the financial statements were issued.

From January 1, 2026 through March 18, 2026, the Company entered into exchange agreements with Lender to exchange a total of $2,308,947 in principal for 460,122 shares of common stock, thereby extinguishing the remaining balance of the 2024 Note. See Note 8 for additional information regarding the 2024 Note.

From January 1, 2026 through March 18, 2026, the Company sold 210,158 shares of common stock under the ATM Agreement, for net proceeds of $1,304,011.

From January 1, 2026 through March 18, 2026, the Company sold 1,526,628 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $8,506,791.

On January 12, 2026, the Company increased the maximum aggregate offering price of the shares of the Company’s Common stock, par value $0.0001 per share issuable under the ATM Agreement from $23.5 million to $32.34 million and filed a prospectus supplement for an aggregate of $8.84 million. On March 16, 2026, the Company terminated the ATM Agreement, effective March 23, 2026.

On January 27, 2026, the Company entered into a securities purchase agreement with several purchasers, including certain officers, directors and other affiliates of the Company, for the private placement (Private Placement) of: (i) 2,147,472 shares of the Company’s common stock, par value $0.0001 per share, (ii) 954 shares of Series A convertible preferred stock with a stated value of $1,000 (Stated Value) and a conversion price equal to a $5.04 per share of common stock (Preferred Stock) and (iii) a warrant (Warrant) to purchase 1,869,415 shares of common stock (Warrant Shares) for aggregate gross proceeds of approximately $12.0 million, at a price per share of $5.14 per share of common stock (including $0.10 per Warrant Share). The Warrant Shares have an exercise price of $5.04 per share of common stock, subject to adjustment as provided in the Warrant.

The closing of the Private Placement occurred on February 6 and 13, 2026. At a special meeting of stockholders scheduled for March 24, 2026, stockholders are being asked to approve the issuance of common stock upon conversion of the Preferred Stock and the exercise of the Warrant. Upon stockholder approval (i) each outstanding share of the Preferred Stock, without any further action by us or the holder, will automatically convert into shares of common stock determined by dividing the Stated Value plus all unpaid accrued and accumulated preferential dividends on such share by the $5.04 conversion price and (ii) the Warrant will be exercisable.

The following officers, directors and other affiliates participated, directly or indirectly, in the Private Placement that closed on February 6, 2026 and purchased the number of shares of our common stock and Warrant Shares set forth after their name: Shane J. Schaffer (6,809 common shares and 5,447 Warrant Shares); Jennifer L. Callahan (4,864 common shares and 3,891 Warrant Shares); Matthew N. Brams (1,946 common shares and 1,556 Warrant Shares; Peter J. Werth (19,455 common shares and 15,564 Warrant Shares); Larry Schaffer, the father of Shane Schaffer (58,366 common shares and 46,693 Warrant Shares).

