Form 10-Q
period 2026-03-31
Cingulate Inc.
filed 2026-05-14
CIK 1862150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, 13,276,022 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Cingulate Inc.

Form 10-Q for the Quarter Ended March 31, 2026

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,”, “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of filing this report with the Securities and Exchange Commission (SEC) and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 18, 2026 (Form 10-K), for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

PART I — FINANCIAL INFORMATION

Cingulate Inc.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2026	2025
ASSETS

Current assets:
Cash and cash equivalents	$25,893,210	$10,953,383
Other receivables	53,938	8,013
Prepaid expenses and other current assets	1,966,348	1,046,862
Total current assets	27,913,496	12,008,258

Property and equipment, net	1,665,917	1,725,919
Operating lease right-of-use assets	1,282,288	1,339,086

Total assets	30,861,701	15,073,263

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	2,670,137	2,035,685
Accrued expenses	1,897,707	1,742,116
Note payable, current	6,146,703	6,295,960
Operating lease liability, current	246,864	238,864
Total current liabilities	10,961,411	10,312,625

Long-term liabilities:
Operating lease liability, net of current	1,035,424	1,100,222
Note payable	-	1,151,509
Total long-term liabilities	1,035,424	2,251,731
Total liabilities	11,996,835	12,564,356

Stockholders’ Equity
Common Stock, $0.0001 par value; 240,000,000 shares authorized and 11,908,316 and 7,250,299 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1,190	725
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Additional Paid-in-Capital	160,550,796	134,883,213
Accumulated deficit	(141,687,120)	(132,375,031)
Total stockholders’ equity	18,864,866	2,508,907

Total liabilities and stockholders’ equity	$30,861,701	$15,073,263

See notes to unaudited consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$2,184,318	$2,222,626
General and administrative	5,738,904	1,483,409
Operating loss	(7,923,222)	(3,706,035)

Change in fair value of derivative	(852,030)	(49,987)
Interest and other income (expense), net	(536,837)	(96,656)

Loss before income taxes	(9,312,089)	(3,852,678)
Income tax benefit (expense)	-	-

Net loss and comprehensive loss	$(9,312,089)	$(3,852,678)

Net loss per share of common stock, basic and diluted	$(0.95)	$(1.06)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	9,777,786	3,646,893

See notes to unaudited consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

							Accumulated
	Common Stock		Preferred Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income	Equity
Balance January 1, 2025	3,402,306	340	-	-	$117,380,285	$(109,925,120)	$-	$7,455,505
Activity for the three months to March 31, 2025:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	423,893	42	-	-	1,920,315	-	-	1,920,357
Change in fair value of derivative	-	-	-	-	49,987	-	-	49,987
Stock-based compensation expense	-	-	-	-	357,649	-	-	357,649
Net loss	-	-	-	-	-	(3,852,678)	-	(3,852,678)
Balance March 31, 2025	3,826,199	$382	-	$-	$119,708,236	$(113,777,798)	$-	$5,930,820

Balance January 1, 2026	7,250,299	$725	-	$-	$134,883,213	$(132,375,031)	$-	$2,508,907
Activity for the three months to March 31, 2026:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	1,824,664	182	-	-	10,143,153	-	-	10,143,335
Issuance of common stock relating to Streeterville Promissory Note	460,122	46	-	-	2,308,901	-	-	2,308,947
Issuance of common stock in connection with Private Placement	2,147,472	215	-	-	10,816,421	-	-	10,816,636
Issuance of preferred stock in connection with Private Placement	-	-	954	-	954,000	-	-	954,000
Preferred stock to common stock conversion	189,300	19	(954)	-	(19)	-	-	-
Preferred stock dividend	2,524	-	-	-	-	-	-	-
Change in fair value of derivative	-	-	-	-	852,030	-	-	852,030
Stock-based compensation expense, net of taxes	33,935	3	-	-	593,097	-	-	593,100
Net loss	-	-	-	-	-	(9,312,089)	-	(9,312,089)
Balance March 31, 2026	11,908,316	$1,190	-	$-	$160,550,796	$(141,687,120)	$-	$18,864,866

See notes to unaudited consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(9,312,089)	$(3,852,678)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	121,185	165,291
Stock-based compensation	593,100	357,649
Accretion of discount on note payable	151,200	7,670
Amortization of debt issue costs	5,562	76,976
Loss on debt extinguishment	336,781	-
Change in fair value of derivative	852,030	49,987
Changes in operating assets and liabilities:
Other receivables	(45,925)	(15,248)
Prepaid expenses and other current assets	(919,486)	(521,276)
Operating lease right-of-use assets	56,798	73,779
Trade accounts payable and accrued expenses	1,304,682	(852,914)
Current portion of operating lease liability	8,000	(97,518)
Long-term portion of operating lease liability	(64,798)	-
Net cash used in operating activities	(6,912,960)	(4,608,282)

Investing activities:
Purchase of property and equipment	(61,183)	-
Net cash used in investing activities	(61,183)	-

Financing activities:
Proceeds from the issuance of common stock and common stock purchase warrants, net of fees	21,913,970	1,920,357
Principal payments on finance lease obligations	-	(4,430)
Net cash provided by financing activities	21,913,970	1,915,927

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	14,939,827	(2,692,355)
Cash and cash equivalents at beginning of year	10,953,383	12,211,321
Cash and cash equivalents at end of period	$25,893,210	$9,518,966

Cash paid for interest	$803	$45

See notes to unaudited consolidated financial statements.

CINGULATE INC.

Notes to Consolidated Financial Statements

(1) Nature of the Business and Liquidity

Organization

Cingulate Inc. (Cingulate, or the Company), a Delaware corporation, is a biopharmaceutical company focused on the development of products utilizing its drug delivery platform technology that enables the formulation and manufacture of once-daily tablets of multi-dose therapies, with an initial focus on the treatment of Attention Deficit/Hyperactivity Disorder (ADHD). The Company is developing two proprietary, first-line stimulant medications, CTx-1301 (dexmethylphenidate) and CTx-1302 (dextroamphetamine), for the treatment of ADHD intended for all patient segments: children, adolescents, and adults. CTx-1301 and CTx-1302 utilize a flexible core tableting technology with target product profile designed to deliver a rapid onset and last the entire active day with a controlled descent of plasma drug level and have favorable tolerability. CTx1301 is in late-stage development, and we plan to initiate the clinical plan for CTx-1302 pending additional capital resources. In addition, the Company has a third product to treat anxiety, CTx-2103, in a formulation stage. The Company submitted its New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) on July 31, 2025 for lead asset CTx-1301 and received confirmation of acceptance of the NDA in early October 2025 with a Prescription Drug User Fee Act (PDUFA) target action date of May 31, 2026. A failure to receive FDA approval for CTx-1301, or a delay in receiving such approval, will likely have a material adverse impact on the Company’s financial results and strategic position, as outlined in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

The consolidated financial statements and notes for the periods ended March 31, 2026 and 2025, represent the full consolidation of Cingulate and its subsidiaries, including Cingulate Therapeutics LLC (CTx) and all references to the Company represent this full consolidation.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As a pre-revenue entity, the Company is dependent on the ability to raise capital to support operations until such time as the product candidates under development are U.S. Food and Drug Administration (FDA) approved, manufactured, commercially available to the marketplace and produce revenues. On March 31, 2026, the Company had cash and cash equivalents of approximately $25.9 million, and an accumulated deficit of approximately $141.7 million. However, the Company will need additional funding for operations and development. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources, including potential collaborations with other companies or other strategic transactions. Successful implementation of these plans involves both the Company’s efforts and factors that are outside its control, such as market factors and FDA approval of product candidates. The Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

(b) Unaudited Interim Financial Information

The accompanying consolidated balance sheets as of March 31, 2026 and December 31, 2025, the consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2026 and 2025, the consolidated statements of stockholders’ equity for the three-month periods ended March 31, 2026 and 2025, the consolidated statements of cash flows for the three-month periods ended March 31, 2026 and 2025, and the related interim disclosures are unaudited. These unaudited consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying consolidated financial statements should be read in conjunction with the Company’s 2025 audited consolidated financial statements and the notes thereto.

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

(d) Impairment of Long-lived Assets

The Company assesses the carrying value of its long-lived assets, including property and equipment, as well as lease right of use (ROU) assets, when events or circumstances indicate that the carrying value of such assets may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset groups. No impairment was recognized during the three-month periods ended March 31, 2026 or 2025.

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

The Company evaluated the 2025 LP Purchase Agreement (as defined in Note 9) that includes the right to require Lincoln Park (as defined in Note 9) to purchase shares of common stock in the future (“purchased put right”) considering the guidance in ASC 815-40, Derivatives and Hedging, and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative asset (liability). The Company has analyzed the terms of the purchased put right and has concluded that it had insignificant value as of March 31, 2026.

(g) Reclassifications

In connection with the preparation of the interim financial statements as of and for the three and nine months ended September 30, 2025, the Company identified certain errors in its accounting for the Original LP Purchase Agreement in previously issued consolidated financial statements. Accordingly, the comparative financial statements included in this report differ from our previously filed Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2025, reflecting the error correction for the misclassification of the commitment shares issued on the Original LP Purchase Agreement and change in fair value of the derivative initially recorded as a deduction to additional paid-in-capital on the consolidated statements of stockholders’ equity and now expensed through change in fair value of derivative on the consolidated statements of operations and comprehensive loss. The correction of this error resulted in an increase in change in fair value of derivative and net loss and net comprehensive loss; however, no change to total stockholders’ equity or net cash used in operating activities on the consolidated statements of cash flows. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company performed an analysis of quantitative and qualitative factors in accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections. The Company believes the adjustments recorded for correction of the error are immaterial to the previously issued consolidated financial statements either individually or in the aggregate for each of the respective comparative periods.

The corrections to the Company’s consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended March 31, 2025
	As Reported	As Corrected
Change in fair value of derivative	-	(49,987)

Net loss and comprehensive loss	$(3,802,691)	$(3,852,678)

Net loss per share of common stock, basic and diluted	$(1.04)	$(1.06)

The corrections to the Company’s statement of stockholders’ equity were as follows:

	Additional Paid-in-Capital		Accumulated Deficit		Stockholders’ Equity
	As Reported	As Corrected	As Reported	As Corrected	As Reported	As Corrected
Balance January 1, 2025	$115,944,345	$117,380,285	$(108,489,180)	$(109,925,120)	$7,455,505	$7,455,505
Activity for the three months to March 31, 2025:
Change in fair value of derivative	-	49,987	-	-	-	49,987
Net loss	-	-	(3,802,691)	(3,852,678)	(3,802,691)	(3,852,678)
Balance March 31, 2025	$118,222,309	$119,708,236	$(112,291,871)	$(113,777,798)	$5,930,820	$5,930,820

The corrections of the Company’s statement of cash flows were as follows:

	Three Months Ended March 31, 2025
	As Reported	As Corrected
Operating activities:
Net loss	$(3,802,691)	$(3,852,678)
Adjustments to reconcile net loss to net
cash used in operating activities:
Change in fair value of derivative	-	49,987
Net cash used in operating activities	(4,608,282)	(4,608,282)

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

The measure used by the CODM for segment assets is reported in the Consolidated Balance Sheets as total consolidated assets.

The following table presents the operating results of the Company’s segment:

	Three Months Ended March 31,
Operating expenses:	2026	2025
Research and development
Clinical operations	$53,778	$1,107,474
Drug manufacturing	1,166,737	380,353
Personnel	771,432	561,334
Regulatory	192,371	173,465
Total research and development	2,184,318	2,222,626
General and administrative
Pre-commercialization costs	3,525,319	12,000
Personnel	1,116,210	571,530
Legal and professional fees	668,930	505,500
Occupancy	93,844	61,627
Insurance	149,506	195,596
Other	185,095	137,156
Total general and administrative	5,738,904	1,483,409
Operating loss	(7,923,222)	(3,706,035)

Change in fair value of derivative	(852,030)	(49,987)
Interest and income (expense), net	(536,837)	(96,656)

Loss before income taxes	(9,312,089)	(3,852,678)

Income tax benefit (expense)	-	-

Net loss and comprehensive loss	$(9,312,089)	$(3,852,678)

(3) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Manufacturing materials	$1,377,767	$813,381
Professional fees	270,000	-
Marketing fees	112,500	125,000
Dues and subscriptions	62,915	11,743
Insurance	27,268	16,655
Deferred capital raise costs	-	59,383
Other	115,898	20,700
	$1,966,348	$1,046,862

(4) Property and Equipment

Property and equipment, net consisted of the following at March 31, 2026 and December 31, 2025:

	Estimated Useful Life	March 31,	December 31,
	(in years)	2026	2025
Equipment	2-7	$4,662,280	$4,662,280
Furniture and fixtures	7	145,754	145,754
Computer equipment	5	46,994	46,994
Leasehold improvements	5	489,394	474,462
Construction-in-process	-	279,648	233,397
		5,624,070	5,562,887
Less: accumulated depreciation		(3,958,153)	(3,836,968)
		$1,665,917	$1,725,919

Depreciation expense was $121,185 and $165,291, respectively, for the three-month periods ended March 31, 2026 and 2025.

(5) Accrued Expenses

Accrued expenses consisted of the following at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Pre-commercialization costs	$721,947	$393,076
Manufacturing	355,450	-
Interest	240,798	563,883
Employee compensation	195,997	455,177
Materials	165,430	-
Research and development	80,000	166,696
State franchise taxes	55,000	44,000
Professional fees	40,000	31,542
Other	43,085	87,742
	$1,897,707	$1,742,116

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

(7) Unsecured Promissory Note

On December 20, 2024, the Company entered into a note purchase agreement (2024 Note Purchase Agreement) with Streeterville Capital, LLC, a Utah limited liability company (Lender), pursuant to which the Company issued and sold to Lender an unsecured promissory note (2024 Note) in the amount of $5,480,000. The 2024 Note included an original issue discount of $450,000 and Lender expenses payable by the Company of $30,000. In exchange for the 2024 Note, the Lender paid a purchase price of $5,000,000 in cash. The 2024 Note bore interest at a rate of 9% per annum and had a maturity of 18 months after its issuance date.

From time to time, beginning on July 2, 2025, Lender could redeem a portion of the 2024 Note. Pursuant to the terms of the 2024 Note, the Company was charged a monitoring fee equal to the outstanding principal balance on the 90-day anniversary of the effective date of the 2024 Note divided by 0.85 less the outstanding balance on such date. Subject to the terms and conditions set forth in the 2024 Note, the Company could prepay all or any portion of the outstanding balance of the 2024 Note at any time. As of March 31, 2026, the Company has entered into several exchange agreements with Lender to exchange a total of $6,983,947, of which $2,308,947 were entered into during the quarter ended March 31, 2026, of principal, monitoring fee and interest for 1,627,422 shares of common stock, 460,122 shares of common stock during the quarter ended March 31, 2026, thereby extinguishing the 2024 Note. In connection with the exchange agreements, the Company recorded the pro rata portion of the monitoring fee as well as accrued interest on the pro rata portion of the monitoring fee. As of March 31, 2026, the full monitoring fee of $989,309 had been recognized as a loss on debt extinguishment within interest and other income (expense), net and the interest expense on the monitoring fee was $79,977.

In connection with the 2024 Note, the Company incurred $46,277 of debt issuance costs. The debt issuance costs, the debt discount of $450,000 and the expenses payable by the Company of $30,000 have been recorded as a reduction in the carrying amount of the 2024 Note and were amortized over the term of the 2024 Note using the effective interest rate method. The Company wrote-off the debt issuance costs and debt discount over the life of the 2024 Note in connection with the debt extinguishments described above and recognized as a loss on debt extinguishment within interest and other income (expense), net of $153,423. As of March 31, 2026, the aggregate amount of unamortized debt discount and debt issuance costs was $0.

As of March 31, 2026 and December 31, 2025, the outstanding balances relating to the 2024 Note were as follows:

	3/31/2026	12/31/2025
2024 Note:
Principal	$-	$805,000
Monitoring fee on pro rata portion of exchanges	-	671,792
Unamortized discounts/deferred financing	-	(83,922)
Total outstanding debt	$-	$1,392,870

Accrued Interest	$-	$474,598

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

From time to time, beginning on May 7, 2026, Avondale may redeem a portion of the 2025 Note, not to exceed an amount of $660,000 per month; and provided that the Company has not previously received a “complete response letter” from the FDA, the Company may defer up to two redemptions for up to thirty (30) days each. If the Company exercises its deferral right, the outstanding balance of the 2025 Note will be increased by 1% of the outstanding balance on the date of the deferral. The Company was charged a monitoring fee equal to the outstanding balance on the 90-day anniversary of the effective date of the 2025 Note divided by 0.85 less the outstanding balance on such date. Subject to the terms and conditions set forth in the 2025 Note, the Company may prepay all or any portion of the outstanding balance of the 2025 Note at any time. As the redemptions are outside of the control of the Company, the Company has recorded the gross amount of the expected fiscal year 2026 Avondale redemptions within current note payable on the consolidated balance sheet.

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

As of March 31, 2026 and December 31, 2025 the outstanding balances relating to the 2025 Note were as follows:

	3/31/2026	12/31/2025
2025 Note:
Principal	6,570,000	6,570,000
Unamortized discounts/deferred financing	(423,297)	(515,401)
Total	$6,146,703	$6,054,599

Accrued Interest	$240,798	$89,285

The following table provides a breakdown of interest expense (income) for the periods presented:

	Three Months Ended March 31,
	2026	2025
Interest expense - promissory notes	$348,315	$209,671
Interest expense - loss on debt extinguishment	336,781	-
Interest expense - other	803	45
Interest income	(157,632)	(112,932)
	$528,267	$96,784

(8) Stockholders’ Equity

The Company has authorized 240,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock at March 31, 2026 and December 31, 2025, of which 11,908,316 and 7,250,299 shares of common stock were issued and outstanding, respectively.

In connection with the Private Placement (as defined in Note 9), on February 13, 2026, the Company issued 954 shares of non-voting, Series A convertible preferred stock, par value of $.001 and stated value of $1,000. The preferred shares were entitled to receive a dividend of 12% per annum. The preferred stock plus accrued dividends automatically converted into 191,824 shares of common stock on March 24, 2026 at a conversion price of $5.04 upon shareholder approval of the transaction at a special meeting of shareholders on March 24, 2026.

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

(9) Securities Issuances

At the Market Offering

The Company entered into the At-the-Market Agreement (2023 ATM Agreement) with H.C. Wainwright & Co., LLC (HCW) in January 2023, as amended in May 2023, pursuant to which the Company could issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $31.9 million in at-the-market offering sales. HCW acted as sales agent and was paid a 3% commission on each sale under the 2023 ATM Agreement. The Company’s common stock was sold at prevailing market prices at the time of the sale, and, as a result, prices varied. The Company terminated the 2023 ATM Agreement, effective March 23, 2026.

During the three months ended March 31, 2026 and 2025, the Company sold 210,158 and 200,484 shares of common stock, respectively, under the 2023 ATM Agreement, for net proceeds of $1,304,011 and $1,020,368.

On March 24, 2026, the Company entered into an ATM Sales Agreement (2026 ATM Agreement) with A.G.P./Alliance Global Partners, as sales agent (AGP), pursuant to which the Company may offer and sell, from time to time through AGP, shares of the Company’s common stock for aggregate gross proceeds of up to $100,000,000 in at-the-market offering sales. AGP acts as sales agent and is paid a 3% commission on each sale under the 2026 ATM Agreement. The Company’s common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary.

During the three months ended March 31, 2026, the Company sold 2,700 shares of common stock under the 2026 ATM Agreement, for net proceeds of $17,546.

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

On July 21, 2025, the Company entered into a second purchase agreement with Lincoln Park (2025 LP Purchase Agreement), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $25.0 million of the Company’s common stock (subject to certain limitations and satisfaction of the conditions set forth in the 2025 LP Purchase Agreement) from time to time and at the Company’s sole discretion over the 36-month term of the 2025 LP Purchase Agreement. Pursuant to the terms of the 2025 LP Purchase Agreement, on July 21, 2025, the Company issued 120,424 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock under the 2025 LP Purchase Agreement. The commitment shares were valued at $681,600 and recorded as an addition to equity for the issuance of the common stock and recorded as an expense in issuance cost and change in fair value of derivative on the consolidated statements of operations and comprehensive loss under the 2025 LP Purchase Agreement. The Company evaluated the 2025 LP Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require Lincoln Park to purchase shares of common stock in the future, similar to a put option. The Company concluded that the 2025 LP Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded that the derivative instrument had insignificant value as of March 31, 2026. During the three months ended March 31, 2026 and 2025, the Company sold 1,611,806 shares of common stock under the 2025 LP Purchase Agreement and 223,409 shares of common stock under the Original LP Purchase Agreement, for net proceeds of $9,006,786 and $899,989, respectively. Changes in fair value associated with the derivative instrument are recorded in change in fair value of derivative in the consolidated statements of operations and comprehensive loss. The Company recorded $852,030 and $49,987 for the three-month periods ended March 31, 2026 and 2025, respectively, associated with the change in fair value of the derivative instrument.

Private Placement

On January 27, 2026, the Company entered into a securities purchase agreement (Purchase Agreement) with several purchasers, including certain officers, directors and other affiliates of the Company (Purchasers), for the private placement (Private Placement) of: (i) 2,147,472 shares of the Company’s common stock, (ii) 954 shares of Series A convertible preferred stock with a stated value of $1,000 and a conversion price equal to a $5.04 per share of common stock and (iii) a warrant to purchase 1,869,415 shares of common stock (Warrant Shares) for aggregate gross proceeds of approximately $12.0 million, at a price per share of $5.14 per share of common stock (including $0.10 per Warrant Share). The Warrant Shares have an exercise price of $5.04 per share of common stock, subject to adjustment as provided in the Warrant.

The closing of the Private Placement occurred on February 6 and 13, 2026. At the special meeting of stockholders on March 24, 2026, stockholders approved the issuance of common stock upon conversion of the preferred stock and the exercise of the warrant. Upon stockholder approval (i) the preferred stock, without any further action by the Company or the holder, automatically converted into 191,824 shares of common stock determined by dividing the stated value plus all unpaid accrued and accumulated preferential dividends on such share by the $5.04 conversion price and (ii) the warrant became exercisable.

Falcon Creek Capital Advisor LLC, on behalf of the Purchasers that it manages has designated two (2) individuals to serve on the Company’s Board of Directors (each a Falcon Creek Director); provided, that (1) one Falcon Creek Director shall be required to resign from the Board of Directors if the Purchasers managed by Falcon Creek no longer beneficially owns at least 15% of the outstanding common stock of the Company and (2) the remaining Falcon Creek Director shall be required to resign from the Board of Directors if the Purchasers managed by Falcon Creek no longer beneficially owns at least 5% of the outstanding common stock of the Company.

Except as provided in the Purchase Agreement, during the period commencing on and including the date of the Purchase Agreement and continuing through and including the 180th day following the date of the Purchase Agreement (such period being referred to as the Lock-up Period), each Purchaser will not, without the prior written consent of the Company, sell, offer to sell, contract to sell or lend any shares of common stock or Warrant Shares (Securities). The Purchase Agreement also provides that during the Lock-up Period, the Purchasers will not (i) effect any short sale, or establish or increase any “put equivalent position” or liquidate or decrease any “call equivalent position” of any Securities; (ii) pledge, hypothecate or grant any security interest in any Securities; (iii) in any other way transfer or dispose of any Securities; (iv) enter into any swap, hedge or similar arrangement or agreement that transfers, in whole or in part, the economic risk of ownership of any Securities, regardless of whether any such transaction is to be settled in securities, in cash or otherwise; (v) grant any proxies or powers of attorney with respect to any Securities, deposit any Securities into a voting trust, or enter into a voting agreement or similar arrangement or commitment with respect to any Securities; or (vi) publicly announce the intention to do any of the foregoing.

The Purchase Agreement includes a standstill provision for a period of twenty-four (24) months following the closing date, whereby each Purchaser has agreed that, without the prior written consent of the Company, the Purchaser will not: (i) acquire, offer to acquire, or agree to acquire any additional securities of the Company if such acquisition would result in the Purchaser and its affiliates beneficially owning more than 40% of the Company’s outstanding common stock on an as-converted basis; (ii) make, or in any way participate in, any solicitation of proxies or consents with respect to any securities of the Company; or (iii) propose or participate in any merger, tender offer, business combination, recapitalization, or similar transaction involving the Company.

(10) Stock-Based Compensation

In September 2021, the Company’s board of directors and stockholders adopted the 2021 Equity Incentive Plan (EIP), which provides for the grant of incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. No awards may be made under the EIP on or after September 24, 2031, but the EIP will continue thereafter while previously granted awards remain outstanding.

At the Company’s 2024 annual meeting and 2025 annual meeting, stockholders approved an amendment to the EIP to increase the number of shares of common stock authorized for issuance. As of March 31, 2026, 462,774 shares of common stock were available for issuance under the EIP. The number of shares of common stock available for issuance under the EIP will automatically increase on January 1st of each year until the expiration of the EIP, in an amount equal to 5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, on a fully diluted basis, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the EIP will be added back to the shares of common stock available for issuance under the EIP.

The Company recorded stock-based compensation expense of $726,021 and $357,649 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, there was $2,879,816 and $1,026,469, respectively, of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the EIP, which is expected to be recognized over the next one to four years.

A summary of option activity under the EIP during the three-month periods ended March 31, 2026 and 2025 is as follows:

		Weighted-Average	Weighted-Average Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2025	89,406
Granted	248,428	$4.44	9.87	-
Exercised	-
Forfeitures or expirations	-
Outstanding at March 31, 2025	337,834

Vested and expected to vest at March 31, 2025	337,834
Exercisable at March 31, 2025	124,069

Outstanding at January 1, 2026	956,017
Granted	198,862	$5.95	9.89	-
Released	(55,436)
Exercised	-
Forfeitures or expirations	-
Outstanding at March 31, 2026	1,099,443

Vested and expected to vest at March 31, 2026	1,099,443
Exercisable at March 31, 2026	393,729

The Company’s stock options issued qualify for equity accounting treatment under ASC 718, Compensation- Stock Compensation, and are measured at fair value as of their grant date accordingly. The fair value of the options was estimated using a Black-Scholes model. The assumptions that the Company used to estimate the grant-date fair value of stock options granted to employees and directors during the three-month periods ended March 31, 2026 and 2025 were as follows, shown on a weighted average basis:

	March 31,	March 31,
	2026	2025
Risk-free interest rate	3.83%	4.43%
Expected term (in years)	5.93	5.79
Expected volatility	1.35	1.63
Expected dividend yield	0%	0%

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

The grant-date fair value of options granted during the three months ended March 31, 2026 ranged from $4.29 to $6.85.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock. Because there were no stock options with exercise prices lower than the fair value of the Company’s common stock, the aggregate intrinsic value is zero as of March 31, 2026 and December 31, 2025.

On each of July 8, 2025 and November 3, 2025, the Company granted a non-qualified stock option award to an officer of the Company to purchase 30,000 shares of common stock at an exercise price of $4.51 and $3.80, respectively. These grants were inducement awards in accordance with Nasdaq Listing Rule 5635(c)(4) and were not granted from the EIP. The term of these options is ten years with vesting over four years. The Company recorded stock-based compensation expense of $14,233 during the three months ended March 31, 2026. As of March 31, 2026, there was $195,852 of unrecognized compensation cost related to nonvested share-based compensation related to the inducement grants, which is expected to be recognized over the next one to four years.

(11) Common Stock Purchase Warrants

Private Placement

Pursuant to the Private Placement, the Company issued warrants to purchase up to 1,869,415 shares of common stock. These warrants have an exercise price of $5.04 per share, a three-year term and became exercisable upon stockholder approval at the Company’s special meeting held on March 24, 2026.

The Company evaluated the Private Placement warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and determined that equity treatment was appropriate. The Company valued the Private Placement warrants based on their issuance date fair value of $3.74. None of the Private Placement warrants were exercised in the three months ended March 31, 2026.

The Private Placement warrants were valued using a Black-Scholes model with a risk-free rate of 3.8%-3.9%, the term of three years, and a volatility of 1.02. The estimated volatility of the Company’s common stock at the date of measurement is based on an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company does not have sufficient trading history for its common stock. The risk-free rate is based on the expected term of the warrants based on the constant maturity of U.S. Treasury securities with similar maturities as of the date of grant. The expected term has been estimated using the contractual term of the warrants.

The gross proceeds of Private Placement was allocated to the common stock and Private Placement warrants using the relative fair value method shown as follows. Fair value of the warrants was recorded to Additional Paid-in-Capital on the Company’s consolidated balance sheet.

		Percent
	Fair	of Total	Amount
	Value	Fair Value	Allocated
Common Stock	$5,019,388	41.8%	$5,020,598
Private Placement Warrants	6,991,612	58.2%	6,990,402
Total	$12,011,000	100.0%	$12,011,000

The following table summarizes the Company’s outstanding common stock purchase warrants as of March 31, 2026:

			Issuance Date	Issuance Date
	Number of	Exercise	Fair Value	Fair Value
	Warrants	Price	per Warrant	Total
December 2021 Initial Public Offering Warrants	19,965	$1,440.00	$1,144.80	$22,855,932
December 2021 Placement Agent Warrants	868	$1,800.00	$1,113.48	966,501
September 2023 Public Offering Series A Warrants	28,855	$13.56	$129.84	3,746,533
September 2023 Placement Agent Warrants	1,443	$172.80	$127.56	184,069
February 2024 Public Offering Series A Warrants	135,417	$24.00	$14.04	1,901,255
February 2024 Placement Agent Warrants	12,500	$30.00	$13.80	172,500
June 2024 Series C Warrants	354,167	$7.020	$3.24	1,147,501
June 2024 Series D Warrants	177,083	$7.020	$2.40	424,999
July 2024 Placement Agent Warrants	21,250	$8.780	$2.23	47,388
February 2026 Private Placement Warrants	1,869,415	$5.040	$3.74	6,991,612
Balance- March 31, 2026	2,620,963			$38,438,290

(12) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. No deferred income tax benefit or expense was recorded for the three-month periods ended March 31, 2026 and 2025, for federal or state income taxes.

Income tax expense differed from the expected expense computed by applying the U.S. Federal income tax rate as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Federal income tax benefit at statutory rate	$(1,955,539)	$(809,073)
State income tax benefit	(318,329)	(194,464)
Discount on FMV of shares issued	178,926	10,497
Permanent differences	6,537	3,304
Change in valuation allowance	2,088,405	989,993
Other	-	(257)
Total income tax expense	$-	$-

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items. The Company recorded a valuation allowance of its net deferred tax assets totaling $24,306,755 as of March 31, 2026 and $22,218,350 at December 31, 2025, the current year portion which was recorded as a component of income tax expense on the accompanying consolidated statements of operations and comprehensive loss.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Companies are not subject to U.S. federal and state income tax examinations by tax authorities for years before 2021.

The Company follows the provisions of FASB ASC 740, Income Taxes, to evaluate uncertain tax positions. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material uncertain tax positions requiring recognition in the consolidated financial statements as of March 31, 2026 or December 31, 2025.

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

(13) Leases

In May 2025, the Company executed a lease agreement to renew the office space for its headquarters in Kansas City, Kansas. The lease has a 60-month term that commenced on June 1, 2025 with total rent of $33,145 per month over the lease term. The operating lease right-of-use asset was $1,282,288, the current portion of the operating lease liability was $246,864 and the long-term portion of the lease liability was $1,035,424 as of March 31, 2026.

(14) Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares and pre-funded warrants outstanding during the period. The following table set forth the computation of the basic and diluted net loss per share for the quarters ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Numerator:
Net loss	$(9,312,089)	$(3,852,678)
Preferred share dividend	(12,720)	-
	(9,324,809)	(3,852,678)
Denominator:
Weighted average common shares outstanding	9,777,786	3,646,893
Net loss per share, basic and diluted	$(0.95)	$(1.06)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows for the three-month periods ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Stock options issued under the 2021 Equity Incentive Plan	1,099,443	337,834
Common stock purchase warrants outstanding	2,620,963	833,684
Total	3,720,406	1,171,518

(15) Related Party Transactions

The following officers, directors and other affiliates participated, directly or indirectly, in the Private Placement that closed on February 6, 2026 and purchased the number of shares of our common stock and warrant shares set forth after their name: Shane J. Schaffer (6,809 common shares and 5,447 Warrant Shares); Jennifer L. Callahan (4,864 common shares and 3,891 Warrant Shares); Matthew N. Brams (1,946 common shares and 1,556 Warrant Shares; Peter J. Werth (19,455 common shares and 15,564 Warrant Shares); and Larry Schaffer, the father of Shane Schaffer (58,366 common shares and 46,693 Warrant Shares). The total of all common stock and warrant shares was $470,000 and is included in proceeds from the issuance of common stock and common stock purchase warrants, net of fees on the consolidated statement of cash flows for the three months ended March 31, 2026.

(16) Subsequent Events

Management evaluated events that occurred subsequent to March 31, 2026, through May 14, 2026, which is the date the interim financial statements were issued.

Subsequent to March 31, 2026, the Company sold 537,527 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $2,884,717.

Subsequent to March 31, 2026, the Company sold 791,836 shares of common stock under the 2026 ATM Agreement, for net proceeds of $4,269,943.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Form 10-K and in this report, as well as disclosures in this report and our other reports filed with the SEC, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company using our proprietary Precision Timed ReleaseTM (PTRTM) drug delivery platform technology to build and advance a pipeline of next-generation pharmaceutical products designed to improve the lives of patients suffering from frequently diagnosed conditions characterized by burdensome daily dosing regimens and suboptimal treatment outcomes. With an initial focus on the treatment of Attention Deficit/Hyperactivity Disorder (ADHD) with an estimated US market size of approximately 100 million prescriptions of stimulants as of September 2025, and anxiety, we are identifying and evaluating additional therapeutic areas where our PTR technology may be employed to develop future product candidates. Our PTR platform incorporates a proprietary Erosion Barrier Layer designed to allow for the release of drug substance at specific, pre-defined time intervals, unlocking the potential for once-daily, multi-dose tablets. We believe there remains a significant, unmet need within the current treatment paradigm for true once-daily ADHD stimulant medications with lasting duration and a superior side effect profile to better serve the needs of patients throughout their entire active-day.

Since inception in 2012, our operations have focused on developing our product candidates, primarily CTx-1301, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations through public and private capital raised. Cumulative capital raised from these sources, including debt financing, was approximately $151.9 million as of March 31, 2026.

We have incurred significant losses since our inception. Our net losses were $9.3 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively. See “Results of Operations” below for an explanation of the fluctuations in our net losses. As of March 31, 2026, we had an accumulated deficit of $141.7 million.

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

As of March 31, 2026, we had cash and cash equivalents of $25.9 million, which we believe will be sufficient to fund our operations into early 2027, including the costs associated with seeking regulatory approval for CTx-1301 and the build-out of internal and external support for the commercial launch of CTx-1301, if approved. We will need additional capital to advance other programs. See “Liquidity and Capital Resources” below.

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

Clinical, Manufacturing, Regulatory and Business Update

CTx-1301

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

In October 2025, we announced that the FDA accepted for review our NDA for CTx-1301 and assigned a Prescription Drug User Fee Act (PDUFA) targeted action date of May 31, 2026. As part of the NDA review process, the FDA has requested additional CMC-related information. The Company is working closely with the FDA to address these requests. Depending on the timing and scope of these requests and responses, the FDA may require additional time to evaluate the information provided.

There can be no assurance that approval of CTx-1301 will occur on or about the PDUFA date or that approval of CTx-1301 will occur at all. See Risk Factors section of our Form 10-K for more information about the risks related to regulatory approval of CTx-1301.

CoreRx, Inc., doing business as Bend Biosciences, a contract development and manufacturing organization (“CDMO”), will manufacture all clinical, registration, and, if approved, commercial batches of our lead ADHD candidate, CTx-1301. Manufacturing will occur at a suite within the CDMO’s Gainesville, GA facility that is outfitted with equipment supplied by us.

If approved, we plan to commercialize CTx-1301 in the United States through our master services agreement with Indegene, Inc. (“Indegene”). Planning and readiness efforts for a potential commercial launch are actively progressing. We have an agreement with Indegene for them to provide commercialization services for CTx-1301, including marketing, market access and pricing, commercial operations, and an omnichannel platform on a fee for service basis in the United States. We also have dedicated teams in place at Indegene across key functional areas including market access, medical education, prescriber and patient marketing, and digital infrastructure. Additionally, field-based sales representatives and corporate account directors will augment omnichannel promotional efforts through an agreement with IQVIA Inc. (IQVIA).

Intellectual Property

On April 24, 2026, the United States Patent and Trademark Office (USPTO) issued a Notice of Allowance for a patent application covering CTx-1301, originally issued on March 17, 2026.

Securities Issuances

Private Placement

On January 27, 2026, the Company entered into a securities purchase agreement (Purchase Agreement) with several purchasers, including certain officers, directors and other affiliates of the Company (Purchasers), for the private placement (Private Placement) of: (i) 2,147,472 shares of the Company’s common stock, (ii) 954 shares of Series A convertible preferred stock with a stated value of $1,000 and a conversion price equal to a $5.04 per share of common stock and (iii) a warrant to purchase 1,869,415 shares of common stock (Warrant Shares) for aggregate gross proceeds of approximately $12.0 million, at a price per share of $5.14 per share of common stock (including $0.10 per Warrant Share). The Warrant Shares have an exercise price of $5.04 per share of common stock, subject to adjustment as provided in the Warrant.

The closing of the Private Placement occurred on February 6 and 13, 2026. At the special meeting of stockholders on March 24, 2026, stockholders approved the issuance of common stock upon conversion of the preferred stock and the exercise of the warrant. Upon stockholder approval (i) the preferred stock, without any further action by the Company or the holder, automatically converted into 191,824 shares of common stock determined by dividing the stated value plus all unpaid accrued and accumulated preferential dividends on such share by the $5.04 conversion price and (ii) the warrant became exercisable.

Falcon Creek Capital Advisor LLC, on behalf of the Purchasers that it manages has designated two (2) individuals to serve on the Company’s Board of Directors (each a Falcon Creek Director); provided, that (1) one Falcon Creek Director shall be required to resign from the Board of Directors if the Purchasers managed by Falcon Creek no longer beneficially owns at least 15% of the outstanding common stock of the Company and (2) the remaining Falcon Creek Director shall be required to resign from the Board of Directors if the Purchasers managed by Falcon Creek no longer beneficially owns at least 5% of the outstanding common stock of the Company.

Except as provided in the Purchase Agreement, during the period commencing on and including the date of the Purchase Agreement and continuing through and including the 180th day following the date of the Purchase Agreement (such period being referred to as the Lock-up Period), each Purchaser will not, without the prior written consent of the Company, sell, offer to sell, contract to sell or lend any shares of common stock or Warrant Shares (Securities). The Purchase Agreement also provides that during the Lock-up Period, the Purchasers will not (i) effect any short sale, or establish or increase any “put equivalent position” or liquidate or decrease any “call equivalent position” of any Securities; (ii) pledge, hypothecate or grant any security interest in any Securities; (iii) in any other way transfer or dispose of any Securities; (iv) enter into any swap, hedge or similar arrangement or agreement that transfers, in whole or in part, the economic risk of ownership of any Securities, regardless of whether any such transaction is to be settled in securities, in cash or otherwise; (v) grant any proxies or powers of attorney with respect to any Securities, deposit any Securities into a voting trust, or enter into a voting agreement or similar arrangement or commitment with respect to any Securities; or (vi) publicly announce the intention to do any of the foregoing.

The Purchase Agreement includes a standstill provision for a period of twenty-four (24) months following the closing date, whereby each Purchaser has agreed that, without the prior written consent of the Company, the Purchaser will not: (i) acquire, offer to acquire, or agree to acquire any additional securities of the Company if such acquisition would result in the Purchaser and its affiliates beneficially owning more than 40% of the Company’s outstanding common stock on an as-converted basis; (ii) make, or in any way participate in, any solicitation of proxies or consents with respect to any securities of the Company; or (iii) propose or participate in any merger, tender offer, business combination, recapitalization, or similar transaction involving the Company.

ATM Agreements

We entered into the At-the-Market Agreement (2023 ATM Agreement) with H.C. Wainwright & Co., LLC (HCW) in January 2023, as amended in May 2023, pursuant to which we could issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $31.9 million in at-the-market offering sales. HCW acted as sales agent and was paid a 3% commission on each sale under the 2023 ATM Agreement. Our common stock sold at prevailing market prices at the time of the sale, and, as a result, prices varied. We terminated the 2023 ATM Agreement, effective March 23, 2026.

During the three months ended March 31, 2026 and 2025, we sold 210,158 and 200,484 shares of common stock, respectively, under the 2023 ATM Agreement, for net proceeds of $1,304,011 and $1,020,368.

On March 24, 2026, we entered into an ATM Sales Agreement (2026 ATM Agreement) with A.G.P./Alliance Global Partners, as sales agent (AGP), pursuant to which we may offer and sell, from time to time through AGP, shares of our common stock for aggregate gross proceeds of up to $100,000,000 in at-the-market offering sales. AGP acts as sales agent and is paid a 3% commission on each sale under the 2026 ATM Agreement. Our common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary.

During the three months ended March 31, 2026, we sold 2,700 shares of common stock under the 2026 ATM Agreement, for net proceeds of $17,546, after deducting $558 of compensation to A.G.P. and other administration fees. Subsequent to March 31, 2026, we sold 791,836 shares of common stock under the 2026 ATM Agreement, for net proceeds of $4,269,943, after deducting $133,927 of compensation to A.G.P. and other administration fees.

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

In July 2025, we entered into a second purchase agreement with Lincoln Park (2025 LP Purchase Agreement), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $25.0 million of common stock (subject to certain limitations and satisfaction of the conditions set forth in the 2025 LP Purchase Agreement) from time to time and at the Company’s sole discretion over the 36-month term of the 2025 LP Purchase Agreement. During the quarter ended March 31, 2026, we sold 1,611,806 shares of common stock to Lincoln Park, under the 2025 LP Purchase Agreement, for net proceeds of $9,006,786. Subsequent to March 31, 2026, we sold 537,527 shares of common stock to Lincoln Park, under the 2025 LP Purchase Agreement, for net proceeds of $2,884,717.

Debt for Equity Exchanges

In December 2024, we entered into a note purchase agreement with Streeterville Capital, LLC, a Utah limited liability company (Lender), pursuant to which we issued and sold to Lender an unsecured promissory note in the amount of $5,480,000 (2024 Note).

During the quarter ended March 31, 2026, we entered into exchange agreements with Lender to exchange an aggregate of $2,308,947 in principal, monitoring fee and interest for 460,122 shares of common stock, thereby extinguishing the 2024 Note.

In November 2025, we entered into a note purchase agreement with Avondale Capital, LLC, a Utah limited liability company (Avondale), pursuant to which we issued and sold to Avondale an unsecured promissory note in the amount of $6,570,000 (2025 Note). From time to time, beginning on May 7, 2026, Avondale may redeem a portion of the 2025 Note, not to exceed an amount of $660,000 per month; and provided that we have not previously received a “complete response letter” from the FDA with respect to CTx-1301, we may defer up to two redemptions for up to thirty (30) days each. If we exercise our deferral right, the outstanding balance of the 2025 Note will be increased by 1% of the outstanding balance on the date of the deferral.

See Note 7 to our consolidated financial statements for additional information regarding the 2024 Note and 2025 Note.

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

Operating Expenses

Research and Development Expenses

Research and development (R&D) expenses consist of costs incurred in the discovery and development of our product candidates, and primarily include:

●	expenses incurred under third party agreements with contract research organizations (CROs), and investigative sites, that conducted or will conduct our clinical trials and a portion of our pre-clinical activities;

●	costs of raw materials, as well as manufacturing cost of our materials used in clinical trials and other development testing;

●	expenses, including salaries and benefits of employees engaged in R&D activities;

●	costs of manufacturing equipment, depreciation and other allocated expenses; and

●	fees paid for contracted regulatory services as well as fees paid to regulatory authorities including the FDA for review and approval of our product candidates.

We expense R&D costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid or accrued costs.

R&D activities are central to our business model. Subject to successful regulatory approval and commercialization of CTx-1301, we expect that our R&D expenses will continue to increase as we continue clinical development for our product candidates, as well as adding additional PTR product candidates to our pipeline. As products enter later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Historically, our R&D costs have primarily related to the development of CTx-1301. We expect to fund our R&D expenses from our current cash and cash equivalents and any future equity or debt financings, or other capital sources.

General and Administrative Expenses

General and administrative (G&A) expenses consist primarily of (i) professional fees for legal, accounting, audit, tax and consulting services, (ii) salaries and related costs for our employees in administrative, executive and finance functions and (iii) pre-commercialization expenses for CTx-1301. G&A expenses also include insurance, office, and travel expenses.

We expect that our G&A expenses will increase in the future as we increase our G&A headcount to support our growing operations, including the potential commercialization of CTx-1301, and incur costs related to pre-commercialization activities. We have experienced, and will continue to experience, increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services; director and officer insurance; and investor and public relations costs.

Change in fair value of derivative and interest and other income (expense), net

Change in fair value of derivative relates to the 2025 LP Purchase Agreement and the change in fair value of the derivative asset or liability. Interest and other income (expense), net consists of interest expense on our notes payable and interest earned on our cash and cash equivalents, including money market funds. The primary objective of our investment policy is liquidity and capital preservation.

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

A discussion of these policies can be found in the “Critical Accounting Policies and Significant Judgments and Estimates” section of our Form 10-K. There have been no changes in our application of critical accounting policies since December 31, 2025.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended			%
	March 31,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$2,184	$2,223	$(39)	(1.8)%
General and administrative	5,739	1,483	4,256	287.0%
Operating Loss	(7,923)	(3,706)	4,217	113.8%
Change in fair value of derivative	(852)	(50)	802	NM
Interest and income (expense), net	(537)	(97)	440	453.6%
Net Loss	$(9,312)	$(3,853)	$5,459	141.7%

Research and development expenses

The following table summarizes our R&D expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,			%
(in thousands)	2026	2025	Increase	Increase
Clinical operations	$54	$1,108	$(1,054)	(95.1)%
Drug manufacturing	1,167	380	787	207.1%
Personnel expenses	771	561	210	37.4%
Regulatory costs	192	174	18	10.3%
Total research and development expenses	$2,184	$2,223	$(39)	(1.8)%

R&D expenses were $2.2 million for the three months ended March 31, 2026, a decrease of 1.8% from the three months ended March 31, 2025. The decrease is the result of lower clinical operations costs as clinical study activities concluded in early 2025, offset by an increase in regulatory and manufacturing activities in the first quarter of 2026 relating to the NDA review of CTx-1301.

General and administrative expenses

The following table summarizes our G&A expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended			%
	March 31,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Pre-commercialization costs	$3,525	$12	$3,513	NM
Personnel expenses	1,116	571	545	95.4%
Legal and professional fees	669	505	164	32.5%
Occupancy	94	62	32	51.6%
Insurance	150	196	(46)	(23.5)%
Other	185	137	48	35.0%
Total general and administrative expenses	$5,739	$1,483	$4,256	287.0%

Total G&A expenses were $5.7 million for the three months ended March 31, 2026, an increase of $4.2 million or 287.0% from the three months ended March 31, 2025. This increase is primarily the result of costs incurred relating to planning and commercial readiness efforts for the launch of CTx-1301, if approved by the FDA, including increased headcount and activities relating to market access, pricing, reimbursement and medical affairs incurred through Indegene, our commercial partner.

Change in fair value of derivative and interest and other income (expense), net

The following table summarizes the change in fair value of derivative and interest and other income (expense), net for the three months ended March 31, 2026 and 2025:

	Three Months Ended			%
	March 31,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Change in fair value of derivative	$(852)	$(50)	$802	NM
Interest and other income (expense), net	(537)	(97)	440	453.6%

Change in fair value of derivative for the three months ended March 31, 2026 and March 31, 2025 relates to the 2025 LP Purchase Agreement and the change in fair value of the derivative asset or liability. Interest expense, net for the three months ended March 31, 2026 and March 31, 2025 relates to interest incurred on the 2024 Note and 2025 Note, offset by interest earned on invested balances. The increase in interest expense for the period ended March 31, 2026 is related to interest expense incurred on the 2024 Note and 2025 Note which were executed in December 2024 and November 2025, including loss on debt extinguishments.

Cash Flows

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(6,913)	$(4,608)
Net cash used in investing activities	(61)	-
Net cash provided by financing activities	21,914	1,916
Net increase (decrease) in cash and cash equivalents	$14,940	$(2,692)

Cash Flows from Operating Activities

Net cash used in operating activities was $6.9 million for the three months ended March 31, 2026. Cash used in operating activities was primarily due to the use of funds in our operations and to develop CTx-1301 resulting in a net loss of $9.3 million, including the effects of significant noncash items, stock-based compensation expense of $0.6 million, change in fair value of derivative of $0.9 million, loss on debt extinguishment of $0.3 million, accretion of discount on note payable of $0.2 million and depreciation expense of $0.1 million. Changes in operating assets and liabilities included an increase in trade accounts payable and accrued expenses of $1.3 million primarily due to accrued pre-commercialization costs, manufacturing and material costs.

Net cash used in operating activities was $4.6 million for the three months ended March 31, 2025. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $3.9 million, including the effects of significant noncash items, stock-based compensation expense of $0.4 million and depreciation expense of $0.2 million. Changes in operating assets and liabilities included a decrease in trade accounts payable and accrued expenses of $0.9 million primarily due to the payment of vendor balances in the first quarter of 2025 and an increase in prepaid expenses and other current assets of $0.5 million primarily due to payments for professional and marketing fees.

Cash Flows from Investing Activities

Net cash used in investing activities for the three-month period ended March 31, 2026 was primarily related to the purchase of equipment to support our R&D activities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2026 was related to the cash proceeds from the issuance of securities pursuant to the Private Placement, 2023 ATM Agreement, 2026 ATM Agreement and the 2025 LP Purchase Agreement.

Net cash provided by financing activities for the three-month period ended March 31, 2025 was related to the cash proceeds from the issuance of common stock pursuant to the 2023 ATM Agreement and the Original LP Purchase Agreement.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012 through March 31, 2026, we have not generated any revenue and have incurred significant operating losses and negative cash flow from our operations.

In February 2026, we received gross proceeds of $12,011,000 from the Private Placement.

In the three months ended March 31, 2026, we sold 210,158 shares of common stock under the 2023 ATM Agreement, for net proceeds of $1,304,011, after deducting $43,300 of compensation to HCW and other administration fees.

In the three months ended March 31, 2026, we sold 2,700 shares of common stock under the 2026 ATM Agreement, for net proceeds of $17,546, after deducting $558 of compensation to A.G.P. and other administration fees. Subsequent to March 31, 2026, we sold 791,836 shares of common stock under the 2026 ATM Agreement, for net proceeds of $4,269,943, after deducting $133,927 of compensation to A.G.P. and other administration fees.

During the three months ended March 31, 2026, we sold 1,611,806 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $9,006,786. Subsequent to March 31, 2026, we sold 537,527 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $2,884,717.

As of March 31, 2026, we had cash and cash equivalents of $25.9 million. Under our current business plan, we believe our cash will satisfy our capital needs into early 2027. Changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity while producing a modest return on investment. Accordingly, our cash equivalents are invested primarily in money market funds which are currently providing only a minimal return given the current interest rate environment.

We expect to continue to incur substantial additional operating losses for the near term as we continue to seek marketing approval for CTx-1301 .. Subsequent to potential marketing approval for CTx-1301, we will incur sales, marketing, operational and manufacturing expenses.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	whether we receive FDA approval for CTx-1301 and the timing of such approval;

●	the cost and timing of the FDA review process for CTx-1301;

●	the cost and timing of manufacturing the clinical supply of our product candidates;

●	the initiation, progress, timing, costs and results of clinical trials for our product candidates;

●	the clinical development plans we establish for each product candidate;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration or license agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	the cost and timing of the implementation of commercial scale manufacturing activities; and

●	the cost and timing of outsourcing our commercialization efforts, including sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products.

To continue to grow our business over the longer term, we plan to commit substantial resources to R&D, including clinical trials of our product candidates, and other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes.

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

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2026 that will affect our future liquidity.

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

In May 2025, the Company executed a lease to renew the office space for its headquarters in Kansas City, Kansas. The lease has a five-year term that commenced on June 1, 2025 with total rent of $33,145 per month over the lease term. The operating lease right-of-use asset was $1,282,288, the current portion of the operating lease liability was $246,864 and the long-term portion of the lease liability was $1,035,424 as of March 31, 2026.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and R&D activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for R&D. There can be no assurance that our R&D projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change that is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have incurred a net loss for the three months ended March 31, 2026 and 2025 and had accumulated losses of $141.7 million since inception to March 31, 2026. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our sources of capital have included private capital raises in various classes of units of CTx prior to the Reorganization Merger, the issuance of equity securities in connection with our initial public offering (IPO), follow-on public offerings in September 2023 and February 2024, sales of common stock under our ATM Agreement and 2026 ATM Agreement, Original LP Purchase Agreement and 2025 LP Purchase Agreement, a private placement with WFIA, the WFIA Note, which was subsequently converted to equity, the June 2024 warrant inducement, the issuance of the 2024 Note, which was subsequently converted to equity, and 2025 Note and the Private Placement in February 2026. Additional capital will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such capital will be available when needed or on acceptable terms.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for emerging growth companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Our Disclosure Controls

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2026, has concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, Notes to Consolidated Financial Statements, Note 6 – Contingencies, of this report.

Item 1A. Risk Factors.

Our business is subject to substantial risks and uncertainties. Investing in our securities involves a high degree of risk. You should carefully consider the risk factors in Part I, Item 1A of our Form 10-K for the year ended December 31, 2025, together with the information contained elsewhere in this report, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

In the first quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cingulate Inc., as amended to date	10-Q	3.1	8/13/2024
3.2	Amended and Restated Bylaws of Cingulate Inc.	10-K	3.2	3/28/2022
3.3	Form of Certificate of Designation of the Company’s Series A Convertible Stock, dated January 27, 2026	8-K	3.1	1/28/2026
4.1	Form of January 2026 Warrant	8-K	4.1	1/28/2026
10.1	Form of Securities Purchase Agreement, dated as of January 27, 2026, by and among the Company and the Purchasers	8-K	10.1	1/28/2026
10.2	Sales Agreement by and between Cingulate Inc. and A.G.P. / Alliance Global Partners dated March 24, 2026	8-K	1.1	3/24/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULATE INC.

Date: May 14, 2026	By:	/s/ Shane J. Schaffer
Shane J. Schaffer
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Jennifer L. Callahan
Jennifer L. Callahan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

