Form 10-Q
period 2026-06-30
Cingulate Inc.
filed 2026-08-13
CIK 1862150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, 14,541,826 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Cingulate Inc.

Form 10-Q for the Quarter Ended June 30, 2026

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

PART I — FINANCIAL INFORMATION

Cingulate Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2026	2025
ASSETS

Current assets:
Cash and cash equivalents	$28,402,819	$10,953,383
Other receivables	38,447	8,013
Prepaid expenses and other current assets	1,766,714	1,046,862
Total current assets	30,207,980	12,008,258

Property and equipment, net	1,634,754	1,725,919
Operating lease right-of-use assets	1,223,587	1,339,086

Total assets	33,066,321	15,073,263

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,985,870	2,035,685
Accrued expenses	1,322,536	1,742,116
Note payable, current	5,067,293	6,295,960
Operating lease liability, current	255,132	238,864
Total current liabilities	8,630,831	10,312,625

Long-term liabilities:
Operating lease liability, net of current	968,455	1,100,222
Note payable	-	1,151,509
Total long-term liabilities	968,455	2,251,731
Total liabilities	9,599,286	12,564,356

Stockholders’ Equity
Common Stock, $0.0001 par value; 240,000,000 shares authorized and 13,894,882 and 7,250,299 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1,389	725
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Additional Paid-in-Capital	171,023,030	134,883,213
Accumulated deficit	(147,557,384)	(132,375,031)
Total stockholders’ equity	23,467,035	2,508,907

Total liabilities and stockholders’ equity	$33,066,321	$15,073,263

See notes to unaudited consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,486,825	$2,700,939	$3,671,143	$4,923,565
Selling, general and administrative	3,928,150	1,949,035	9,667,054	3,432,444
Operating loss	(5,414,975)	(4,649,974)	(13,338,197)	(8,356,009)

Change in fair value of derivative	(314,013)	(194,526)	(1,166,043)	(244,513)
Interest and other income (expense), net	(141,276)	(138,761)	(678,113)	(235,417)

Loss before income taxes	(5,870,264)	(4,983,261)	(15,182,353)	(8,835,939)
Income tax benefit (expense)	-	-	-	-

Net loss and comprehensive loss	$(5,870,264)	$(4,983,261)	$(15,182,353)	$(8,835,939)

Net loss per share of common stock, basic and diluted	$(0.45)	$(1.14)	$(1.32)	$(2.20)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	13,186,057	4,389,465	11,477,983	4,020,231

See notes to unaudited consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

							Accumulated
	Common Stock		Preferred Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance January 1, 2025	3,402,306	340	-	-	$117,380,285	$(109,925,120)	$-	$7,455,505
Activity for the three months to March 31, 2025:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	423,893	42	-	-	1,920,315	-	-	1,920,357
Change in fair value of derivative	-	-	-	-	49,987	-	-	49,987
Stock-based compensation expense	-	-	-	-	357,649	-	-	357,649
Net loss	-	-	-	-	-	(3,852,678)	-	(3,852,678)
Balance March 31, 2025	3,826,199	$382	-	$-	$119,708,236	$(113,777,798)	$-	$5,930,820
Activity for the three months to June 30, 2025:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	1,038,969	104	-	-	4,182,295	-	-	4,182,399
Issuance of restricted common stock	24,122	2	-	-	96,667	-	-	96,669
Change in fair value of derivative	-	-	-	-	194,526	-	-	194,526
Stock-based compensation expense	-	-	-	-	90,721	-	-	90,721
Net loss	-	-	-	-	-	(4,983,261)	-	(4,983,261)
Balance June 30, 2025	4,889,290	$488	-	$-	$124,272,445	$(118,761,059)	$-	$5,511,874

Balance January 1, 2026	7,250,299	$725	-	$-	$134,883,213	$(132,375,031)	$-	$2,508,907
Activity for the three months to March 31, 2026:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	1,824,664	182	-	-	10,143,153	-	-	10,143,335
Issuance of common stock relating to Streeterville Promissory Note	460,122	46	-	-	2,308,901	-	-	2,308,947
Issuance of common stock in connection with Private Placement	2,147,472	215	-	-	10,816,421	-	-	10,816,636
Issuance of preferred stock in connection with Private Placement	-	-	954	-	954,000	-	-	954,000
Preferred stock to common stock conversion	189,300	19	(954)	-	(19)	-	-	-
Preferred stock dividend	2,524	-	-	-	-	-	-	-
Change in fair value of derivative	-	-	-	-	852,030	-	-	852,030
Stock-based compensation expense, net of taxes	33,935	3	-	-	593,097	-	-	593,100
Net loss	-	-	-	-	-	(9,312,089)	-	(9,312,089)
Balance March 31, 2026	11,908,316	$1,190	-	$-	$160,550,796	$(141,687,120)	$-	$18,864,866
Activity for the three months to June 30, 2026:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	1,839,265	184	-	-	9,136,009	-	-	9,136,193
Issuance of common stock relating to Avondale Promissory Note	147,301	15	-	-	659,985	-	-	660,000
Change in fair value of derivative	-	-	-	-	314,013	-	-	314,013
Stock-based compensation expense, net of taxes	-	-	-	-	362,227	-	-	362,227
Net loss	-	-	-	-	-	(5,870,264)	-	(5,870,264)
Balance June 30, 2026	13,894,882	$1,389	-	$-	$171,023,030	$(147,557,384)	$-	$23,467,035

See notes to unaudited consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(15,182,353)	$(8,835,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	219,428	312,280
Stock-based compensation	955,327	545,039
Accretion of discount on note payable	239,670	15,353
Amortization of debt issue costs	5,562	155,135
Loss on debt extinguishment	488,900	-
Change in fair value of derivative	1,166,043	244,513
Changes in operating assets and liabilities:
Other receivables	(30,434)	6,740
Prepaid expenses and other current assets	(719,852)	(879,743)
Operating lease right-of-use assets	115,499	(1,348,209)
Trade accounts payable and accrued expenses	45,244	(935,266)
Current portion of operating lease liability	16,268	92,971
Long-term portion of operating lease liability	(131,767)	1,223,587
Net cash used in operating activities	(12,812,465)	(9,403,539)

Investing activities:
Purchase of property and equipment	(128,263)	(5,925)
Net cash used in investing activities	(128,263)	(5,925)

Financing activities:
Proceeds from the issuance of common stock and common stock purchase warrants, net of fees	31,050,164	6,102,756
Principal payments on notes payable	(660,000)	-
Principal payments on finance lease obligations	-	(4,430)
Net cash provided by financing activities	30,390,164	6,098,326

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	17,449,436	(3,311,138)
Cash and cash equivalents at beginning of year	10,953,383	12,211,321
Cash and cash equivalents at end of period	$28,402,819	$8,900,183

Cash paid for interest	$803	$16,250

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

The Company submitted its New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) on July 31, 2025 for lead asset CTx-1301 and received confirmation of acceptance of the NDA in early October 2025 with a Prescription Drug User Fee Act (PDUFA) target action date of May 31, 2026. On June 2, 2026, the Company announced that the FDA issued a Complete Response Letter for the CTx-1301 NDA, which identified specific requests for additional Chemistry, Manufacturing and Controls information. A failure to receive FDA approval for CTx-1301, or a delay in receiving such approval, will likely have a material adverse impact on the Company’s financial results and strategic position. For more information, please see “Risk Factors” below in Part II of this report.

The consolidated financial statements and notes for the periods ended June 30, 2026 and 2025, represent the full consolidation of Cingulate and its subsidiaries, including Cingulate Therapeutics LLC (CTx) and all references to the Company represent this full consolidation.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As a pre-revenue entity, the Company is dependent on the ability to raise capital to support operations until such time as the product candidates under development are FDA approved, manufactured, commercially available to the marketplace and produce revenues. On June 30, 2026, the Company had cash and cash equivalents of approximately $28.4 million, and an accumulated deficit of approximately $147.6 million. However, the Company will need additional funding for operations and development. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources, including potential collaborations with other companies or other strategic transactions. Successful implementation of these plans involves both the Company’s efforts and factors that are outside its control, such as market factors and FDA approval of product candidates. The Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

(b) Unaudited Interim Financial Information

The accompanying consolidated balance sheets as of June 30, 2026 and December 31, 2025, the consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2026 and 2025, the consolidated statements of stockholders’ equity for the three and six-month periods ended June 30, 2026 and 2025, the consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related interim disclosures are unaudited. These unaudited consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying consolidated financial statements should be read in conjunction with the Company’s 2025 audited consolidated financial statements and the notes thereto.

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

(d) Impairment of Long-lived Assets

The Company assesses the carrying value of its long-lived assets, including property and equipment, as well as lease right of use (ROU) assets, when events or circumstances indicate that the carrying value of such assets may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset groups. No impairment was recognized during the six-month periods ended June 30, 2026 or 2025.

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

The Company evaluated the 2025 LP Purchase Agreement (as defined in Note 9) that includes the right to require Lincoln Park (as defined in Note 9) to purchase shares of common stock in the future (“purchased put right”) considering the guidance in ASC 815-40, Derivatives and Hedging, and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative asset (liability). The Company has analyzed the terms of the purchased put right and has concluded that it had insignificant value as of June 30, 2026.

(g) Reclassifications

In connection with the preparation of the interim financial statements as of and for the three and nine months ended September 30, 2025, the Company identified certain errors in its accounting for the Original LP Purchase Agreement in previously issued consolidated financial statements. Accordingly, the comparative financial statements included in this report differ from our previously filed Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2025, reflecting the error correction for the misclassification of the commitment shares issued on the Original LP Purchase Agreement and change in fair value of the derivative initially recorded as a deduction to additional paid-in-capital on the consolidated statements of stockholders’ equity and now expensed through change in fair value of derivative on the consolidated statements of operations and comprehensive loss. The correction of this error resulted in an increase in change in fair value of derivative and net loss and net comprehensive loss; however, no change to total stockholders’ equity or net cash used in operating activities on the consolidated statements of cash flows. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company performed an analysis of quantitative and qualitative factors in accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections. The Company believes the adjustments recorded for correction of the error are immaterial to the previously issued consolidated financial statements either individually or in the aggregate for each of the respective comparative periods.

The corrections to the Company’s consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	As Reported	As Corrected	As Reported	As Corrected
Change in fair value of derivative	-	(194,526)	-	(244,513)

Net loss and comprehensive loss	$(4,788,735)	$(4,983,261)	$(8,591,426)	$(8,835,939)

Net loss per share of common stock, basic and diluted	$(1.09)	$(1.14)	$(2.14)	$(2.20)

The corrections to the Company’s statement of stockholders’ equity were as follows:

	Additional Paid-in-Capital		Accumulated Deficit		Stockholders’ Equity
	As Reported	As Corrected	As Reported	As Corrected	As Reported	As Corrected
Balance January 1, 2025	$115,944,345	$117,380,285	$(108,489,180)	$(109,925,120)	$7,455,505	$7,455,505
Activity for the three months to March 31, 2025:
Change in fair value of derivative	-	49,987	-	-	-	49,987
Net loss	-	-	(3,802,691)	(3,852,678)	(3,802,691)	(3,852,678)
Balance March 31, 2025	$118,222,309	$119,708,236	$(112,291,871)	$(113,777,798)	$5,930,820	$5,930,820
Activity for the three months to June 30, 2025:
Change in fair value of derivative	-	194,526	-	-	-	194,526
Net loss	-	-	(4,788,735)	(4,983,261)	(4,788,735)	(4,983,261)
Balance June 30, 2025	$122,591,992	$124,272,445	$(117,080,606)	$(118,761,059)	$5,511,874	$5,511,874

The corrections of the Company’s statement of cash flows were as follows:

	Six Months Ended June 30, 2025
	As Reported	As Corrected
Operating activities:
Net loss	$(8,591,426)	$(8,835,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative	-	244,513
Net cash used in operating activities	(9,403,539)	(9,403,539)

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

The measure used by the CODM for segment assets is reported in the Consolidated Balance Sheets as total consolidated assets.

The following table presents the operating results of the Company’s segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expenses:	2026	2025	2026	2025
Research and development
Clinical operations	$36,619	$763,860	$90,397	$1,871,334
Drug manufacturing	909,471	1,110,084	2,076,208	1,490,437
Personnel	585,096	409,220	1,356,528	970,554
Regulatory	(44,361)	417,775	148,010	591,240
Total research and development	1,486,825	2,700,939	3,671,143	4,923,565
Selling, general and administrative
Pre-commercialization costs	1,687,919	98,850	5,213,238	110,850
Personnel	868,974	459,336	1,985,184	1,030,866
Legal and professional fees	1,039,172	968,987	1,708,102	1,474,487
Occupancy	46,536	88,359	140,380	149,986
Insurance	149,506	174,449	299,012	370,045
Other	136,043	159,054	321,138	296,210
Total selling, general and administrative	3,928,150	1,949,035	9,667,054	3,432,444
Operating loss	(5,414,975)	(4,649,974)	(13,338,197)	(8,356,009)

Change in fair value of derivative	(314,013)	(194,526)	(1,166,043)	(244,513)
Interest and income (expense), net	(141,276)	(138,761)	(678,113)	(235,417)

Loss before income taxes	(5,870,264)	(4,983,261)	(15,182,353)	(8,835,939)

Income tax benefit (expense)	-	-	-	-

Net loss and comprehensive loss	$(5,870,264)	$(4,983,261)	$(15,182,353)	$(8,835,939)

(3) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Manufacturing materials	$1,396,266	$813,381
Professional fees	180,000	-
Marketing fees	75,000	125,000
Dues and subscriptions	41,588	11,743
Insurance	14,953	16,655
Deferred capital raise costs	-	59,383
Other	58,907	20,700
	$1,766,714	$1,046,862

(4) Property and Equipment

Property and equipment, net consisted of the following at June 30, 2026 and December 31, 2025:

	Estimated
	Useful Life	June 30,	December 31,
	(in years)	2026	2025
Equipment	2-7	$4,662,280	$4,662,280
Furniture and fixtures	7	145,754	145,754
Computer equipment	5	46,994	46,994
Leasehold improvements	5	489,395	474,462
Construction-in-process	-	346,727	233,397
		5,691,150	5,562,887
Less: accumulated depreciation		(4,056,396)	(3,836,968)
		$1,634,754	$1,725,919

Depreciation expense was $219,428 and $312,280, respectively, for the six-month periods ended June 30, 2026 and 2025. Depreciation expense was $98,243 and $146,989, respectively, for the three-month periods ended June 30, 2026 and 2025.

(5) Accrued Expenses

Accrued expenses consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Interest	$388,702	$563,883
Pre-commercialization costs	255,070	393,076
Manufacturing materials	221,397	-
Manufacturing activities	157,275	-
State franchise taxes	106,000	44,000
Employee compensation	86,817	455,177
Professional fees	80,000	31,542
Research and development	-	166,696
Other	27,275	87,742
	$1,322,536	$1,742,116

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

From time to time, beginning on July 2, 2025, Lender could redeem a portion of the 2024 Note. Pursuant to the terms of the 2024 Note, the Company was charged a monitoring fee equal to the outstanding principal balance on the 90-day anniversary of the effective date of the 2024 Note divided by 0.85 less the outstanding balance on such date. Subject to the terms and conditions set forth in the 2024 Note, the Company could prepay all or any portion of the outstanding balance of the 2024 Note at any time. The Company entered into several exchange agreements with Lender to exchange a total of $6,983,947 of principal, monitoring fee and interest for 1,627,422 shares of common stock, and the 2024 Note was extinguished in February 2026. In connection with the exchange agreements, the Company recorded the pro rata portion of the monitoring fee as well as accrued interest on the pro rata portion of the monitoring fee. As of the date the 2024 Note was extinguished, the full monitoring fee of $989,309 had been recognized as a loss on debt extinguishment within interest and other income (expense), net and the interest expense on the monitoring fee was $79,977.

In connection with the 2024 Note, the Company incurred $46,277 of debt issuance costs. The debt issuance costs, the debt discount of $450,000 and the expenses payable by the Company of $30,000 have been recorded as a reduction in the carrying amount of the 2024 Note and were amortized over the term of the 2024 Note using the effective interest rate method. The Company wrote-off the debt issuance costs and debt discount over the life of the 2024 Note in connection with the debt extinguishments described above and recognized as a loss on debt extinguishment within interest and other income (expense), net of $153,423. As of June 30, 2026, the aggregate amount of unamortized debt discount and debt issuance costs was $0.

As of June 30, 2026 and December 31, 2025, the outstanding balances relating to the 2024 Note were as follows:

	June 30,	December 31,
	2026	2025
2024 Note:
Principal	$-	$805,000
Monitoring fee on pro rata portion of exchanges	-	671,792
Unamortized discounts/deferred financing	-	(83,922)
Total outstanding debt	$-	$1,392,870

Accrued Interest	$-	$474,598

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

From time to time, beginning on May 7, 2026, Avondale may redeem a portion of the 2025 Note, not to exceed an amount of $660,000 per month. The Company was charged a monitoring fee equal to the outstanding balance on the 90-day anniversary of the effective date of the 2025 Note divided by 0.85 less the outstanding balance on such date. The monitoring fee and interest accrued on the monitoring fee will be forgiven, on a pro rata basis, each time the Company makes a cash payment. Subject to the terms and conditions set forth in the 2025 Note, the Company may prepay all or any portion of the outstanding balance of the 2025 Note at any time. As of June 30, 2026, the Company has entered into several exchange agreements with Avondale to exchange a total of $1,320,000 of principal for 147,301 shares of common stock and aggregate cash payments of $660,000, thereby extinguishing a portion of the 2025 Note. In connection with the exchange agreements for common stock, the Company recorded the pro rata portion of the monitoring fee as well as accrued interest on the pro rata portion of the monitoring fee. As of June 30, 2026, the pro rata portion of the monitoring fee of $96,475 had been recognized as a loss on debt extinguishment within interest and other income (expense), net and the interest expense on the pro rata portion of the monitoring fee was $3,511. As the redemptions are outside of the control of the Company, the Company has recorded the gross amount of the expected fiscal year 2026 Avondale redemptions within current note payable on the consolidated balance sheet.

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

The debt discount of $540,000 and the expenses payable by the Company of $30,000 have been recorded as a reduction in the carrying amount of the 2025 Note and are being amortized over the term of the 2025 Note using the effective interest rate method. The Company wrote-off a pro-rate portion of the debt issuance costs and debt discount in connection with the debt extinguishments described above and recognized as a loss on debt extinguishment within interest and other income (expense), net of $55,644. As of June 30, 2026, the aggregate amount of unamortized debt discount and debt issuance costs was $279,182.

As of June 30, 2026 and December 31, 2025 the outstanding balances relating to the 2025 Note were as follows:

	June 30,	December 31,
	2026	2025
2025 Note:
Principal	5,250,000	6,570,000
Monitoring fee on pro rata portion of exchanges	96,475	-
Unamortized discounts/deferred financing	(279,182)	(515,401)
Total	$5,067,293	$6,054,599

Accrued Interest	$388,702	$89,285

The following table provides a breakdown of interest expense (income) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense - promissory notes	$236,375	$213,711	$584,690	$423,382
Interest expense - loss on debt extinguishment	152,119	-	488,900	-
Interest expense - other	-	16,250	803	16,295
Interest income	(249,981)	(93,031)	(407,613)	(205,963)
	$138,513	$136,930	$666,780	$233,714

(8) Stockholders’ Equity

The Company has authorized 240,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock at June 30, 2026 and December 31, 2025, of which 13,894,882 and 7,250,299 shares of common stock were issued and outstanding, respectively.

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

During the three months ended June 30, 2025, the Company sold 364,963 shares of common stock under the 2023 ATM Agreement, for net proceeds of $1,578,731. During the six months ended June 30, 2026 and 2025, the Company sold 210,158 and 565,447 shares of common stock, respectively, under the 2023 ATM Agreement, for net proceeds of $1,304,011 and $2,599,099.

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

During the three months ended June 30, 2026, the Company sold 806,893 shares of common stock under the 2026 ATM Agreement, for net proceeds of $4,347,364. During the six months ended June 30, 2026, the Company sold 809,593 shares of common stock under the 2026 ATM Agreement, for net proceeds of $4,364,909.

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

On July 21, 2025, the Company entered into a second purchase agreement with Lincoln Park (2025 LP Purchase Agreement), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $25.0 million of the Company’s common stock (subject to certain limitations and satisfaction of the conditions set forth in the 2025 LP Purchase Agreement) from time to time and at the Company’s sole discretion over the 36-month term of the 2025 LP Purchase Agreement. Pursuant to the terms of the 2025 LP Purchase Agreement, on July 21, 2025, the Company issued 120,424 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock under the 2025 LP Purchase Agreement. The commitment shares were valued at $681,600 and recorded as an addition to equity for the issuance of the common stock and recorded as an expense in issuance cost and change in fair value of derivative on the consolidated statements of operations and comprehensive loss under the 2025 LP Purchase Agreement. The Company evaluated the 2025 LP Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require Lincoln Park to purchase shares of common stock in the future, similar to a put option. The Company concluded that the 2025 LP Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded that the derivative instrument had insignificant value as of June 30, 2026.

During the three months ended June 30, 2026 and 2025, the Company sold 1,032,372 shares of common stock under the 2025 LP Purchase Agreement and 674,006 shares of common stock under the Original LP Purchase Agreement, for net proceeds of $5,058,975 and $2,613,247, respectively. During the six months ended June 30, 2026, the Company sold 2,644,178 shares of common stock under the 2025 LP Purchase Agreement and 897,415 shares of common stock under the Original LP Purchase Agreement, for net proceeds of $14,065,761 and $3,513,236, respectively. Changes in fair value associated with the derivative instrument are recorded in change in fair value of derivative in the consolidated statements of operations and comprehensive loss. The Company recorded $314,013 and $194,526 for the three-month periods ended June 30, 2026 and 2025, respectively, associated with the change in fair value of the derivative instrument. The Company recorded $1,166,043 and $244,513 for the six-month periods ended June 30, 2026 and 2025, respectively, associated with the change in fair value of the derivative instrument.

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

Except as provided in the Purchase Agreement, during the period commencing on and including the date of the Purchase Agreement and continuing through and including the 180th day following the date of the Purchase Agreement (such period being referred to as the Lock-up Period), each Purchaser could not, without the prior written consent of the Company, sell, offer to sell, contract to sell or lend any shares of common stock or Warrant Shares (Securities). The Purchase Agreement also provides that during the Lock-up Period, the Purchasers could not (i) effect any short sale, or establish or increase any “put equivalent position” or liquidate or decrease any “call equivalent position” of any Securities; (ii) pledge, hypothecate or grant any security interest in any Securities; (iii) in any other way transfer or dispose of any Securities; (iv) enter into any swap, hedge or similar arrangement or agreement that transfers, in whole or in part, the economic risk of ownership of any Securities, regardless of whether any such transaction is to be settled in securities, in cash or otherwise; (v) grant any proxies or powers of attorney with respect to any Securities, deposit any Securities into a voting trust, or enter into a voting agreement or similar arrangement or commitment with respect to any Securities; or (vi) publicly announce the intention to do any of the foregoing.

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

At the Company’s 2024 annual meeting and 2025 annual meeting, stockholders approved an amendment to the EIP to increase the number of shares of common stock authorized for issuance. As of June 30, 2026, 458,888 shares of common stock were available for issuance under the EIP. The number of shares of common stock available for issuance under the EIP will automatically increase on January 1st of each year until the expiration of the EIP, in an amount equal to 5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, on a fully diluted basis, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the EIP will be added back to the shares of common stock available for issuance under the EIP.

The Company recorded stock-based compensation expense of $1,073,941 and $448,370 during the six months ended June 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense of $347,920 and $90,721 during the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, there was $2,546,323 and $2,449,227, respectively, of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the EIP, which is expected to be recognized over the next one to four years.

A summary of option and share activity under the EIP during the six-month periods ended June 30, 2026 and 2025 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2025	89,406
Granted	248,428	$4.44	9.87	-
Exercised	-
Forfeitures or expirations	-
Outstanding at March 31, 2025	337,834
Granted	61,005	$4.14	9.98	-
Exercised	-
Forfeitures or expirations	-
Outstanding at June 30, 2025	398,839

Vested and expected to vest at June 30, 2025	398,839
Exercisable at June 30, 2025	2,643

Outstanding at January 1, 2026	956,017
Granted	198,862	$5.95	9.89	-
Released	(55,436)
Exercised	-
Forfeitures or expirations	-
Outstanding at March 31, 2026	1,099,443
Granted	3,860	$5.47	10	-
Exercised	-
Forfeitures or expirations	-
Outstanding at June 30, 2026	1,103,303

Vested and expected to vest at June 30, 2026	1,103,303
Exercisable at June 30, 2026	502,918

The Company’s stock options issued qualify for equity accounting treatment under ASC 718, Compensation- Stock Compensation, and are measured at fair value as of their grant date accordingly. The fair value of the options was estimated using a Black-Scholes model. The assumptions that the Company used to estimate the grant-date fair value of stock options granted to employees and directors during the six-month periods ended June 30, 2026 and 2025 were as follows, shown on a weighted average basis:

	June 30,	June 30,
	2026	2025
Risk-free interest rate	3.83%	4.35%
Expected term (in years)	5.91	5.73
Expected volatility	1.35	1.58
Expected dividend yield	0%	0%

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

The grant-date fair value of options granted during the three months ended June 30, 2026 was $4.79 and the grant-date fair value of options and shares granted during the six months ended June 30, 2026 ranged from $4.29 to $6.85.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock. Because there were no stock options with exercise prices lower than the fair value of the Company’s common stock, the aggregate intrinsic value is zero as of June 30, 2026 and December 31, 2025.

On each of July 8, 2025 and November 3, 2025, the Company granted a non-qualified stock option award to an officer of the Company to purchase 30,000 shares of common stock at an exercise price of $4.51 and $3.80, respectively. These grants were inducement awards in accordance with Nasdaq Listing Rule 5635(c)(4) and were not granted from the EIP. The term of these options is ten years with vesting over four years. The Company recorded stock-based compensation expense of $14,233 and $28,540 during the three and six months ended June 30, 2026. As of June 30, 2026, there was $181,545 of unrecognized compensation cost related to nonvested share-based compensation related to the inducement grants, which is expected to be recognized over the next one to four years.

(11) Common Stock Purchase Warrants

Private Placement

Pursuant to the Private Placement, the Company issued warrants to purchase up to 1,869,415 shares of common stock. These warrants have an exercise price of $5.04 per share, a three-year term and became exercisable upon stockholder approval at the Company’s special meeting held on March 24, 2026.

The Company evaluated the Private Placement warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and determined that equity treatment was appropriate. The Company valued the Private Placement warrants based on their issuance date fair value of $3.74. None of the Private Placement warrants were exercised in the three or six months ended June 30, 2026.

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

The gross proceeds of Private Placement were allocated to the common stock and Private Placement warrants using the relative fair value method shown as follows. Fair value of the warrants was recorded to Additional Paid-in-Capital on the Company’s consolidated balance sheet.

		Percent
	Fair	of Total	Amount
	Value	Fair Value	Allocated
Common Stock	$5,019,388	41.8%	$5,020,598
Private Placement Warrants	6,991,612	58.2%	6,990,402
Total	$12,011,000	100.0%	$12,011,000

The following table summarizes the Company’s outstanding common stock purchase warrants as of June 30, 2026:

			Issuance Date	Issuance Date
	Number of	Exercise	Fair Value	Fair Value
	Warrants	Price	per Warrant	Total
December 2021 Initial Public Offering Warrants	19,965	$1,440.00	$1,144.80	$22,855,932
December 2021 Placement Agent Warrants	868	$1,800.00	$1,113.48	966,501
September 2023 Public Offering Series A Warrants	28,855	$13.56	$129.84	3,746,533
September 2023 Placement Agent Warrants	1,443	$172.80	$127.56	184,069
February 2024 Public Offering Series A Warrants	135,417	$24.00	$14.04	1,901,255
February 2024 Placement Agent Warrants	12,500	$30.00	$13.80	172,500
June 2024 Series C Warrants	354,167	$7.020	$3.24	1,147,501
June 2024 Series D Warrants	177,083	$7.020	$2.40	424,999
July 2024 Placement Agent Warrants	21,250	$8.780	$2.23	47,388
February 2026 Private Placement Warrants	1,869,415	$5.040	$3.74	6,991,612
Balance- June 30, 2026	2,620,963			$38,438,290

(12) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. No deferred income tax benefit or expense was recorded for the three-month periods ended June 30, 2026 and 2025 or the six-month periods ended June 30, 2026 and 2025, for federal or state income taxes.

Income tax expense differed from the expected expense computed by applying the U.S. Federal income tax rate as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Federal income tax benefit at statutory rate	$(1,232,755)	$(1,044,568)	$(3,188,294)	$(1,853,641)
State income tax benefit	(198,492)	(245,082)	(516,821)	(439,546)
Discount on FMV of shares issued	65,943	39,790	244,869	50,287
Permanent differences	4,104	3,346	10,641	6,650
Change in valuation allowance	1,361,199	1,247,371	3,449,604	2,237,364
Other	1	(857)	1	(1,114)
Total income tax expense	$-	$-	$-	$-

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items. The Company recorded a valuation allowance of its net deferred tax assets totaling $25,667,954 as of June 30, 2026 and $22,218,350 at December 31, 2025, the current year portion which was recorded as a component of income tax expense on the accompanying consolidated statements of operations and comprehensive loss.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Companies are not subject to U.S. federal and state income tax examinations by tax authorities for years before 2021.

The Company follows the provisions of FASB ASC 740, Income Taxes, to evaluate uncertain tax positions. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material uncertain tax positions requiring recognition in the consolidated financial statements as of June 30, 2026 or December 31, 2025.

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

(13) Leases

In May 2025, the Company executed a lease agreement to renew the office space for its headquarters in Kansas City, Kansas. The lease has a 60-month term that commenced on June 1, 2025 with total rent of $33,145 per month over the lease term. The operating lease right-of-use asset was $1,223,587, the current portion of the operating lease liability was $255,132 and the long-term portion of the lease liability was $968,455 as of June 30, 2026.

(14) Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares and pre-funded warrants outstanding during the period. The following table set forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Numerator:
Net loss	$(5,870,264)	$(4,983,261)	$(15,182,353)	$(8,835,939)
Preferred share dividend	-	-	(12,720)	-
	(5,870,264)	(4,983,261)	(15,195,073)	(8,835,939)
Denominator:
Weighted average common shares outstanding	13,186,057	4,389,465	11,477,983	4,020,231
Net loss per share, basic and diluted	$(0.45)	$(1.14)	$(1.32)	$(2.20)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows for the periods ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Stock options issued and outstanding	1,163,303	398,839
Common stock purchase warrants outstanding	2,620,963	833,684
Total	3,784,266	1,232,523

(15) Related Party Transactions

The following officers, directors and other affiliates participated, directly or indirectly, in the Private Placement that closed on February 6, 2026 and purchased the number of shares of our common stock and warrant shares set forth after their name: Shane J. Schaffer (6,809 common shares and 5,447 Warrant Shares); Jennifer L. Callahan (4,864 common shares and 3,891 Warrant Shares); Matthew N. Brams (1,946 common shares and 1,556 Warrant Shares; Peter J. Werth (19,455 common shares and 15,564 Warrant Shares); and Larry Schaffer, the father of Shane Schaffer (58,366 common shares and 46,693 Warrant Shares). The total of all common stock and warrant shares was $470,000 and is included in proceeds from the issuance of common stock and common stock purchase warrants, net of fees on the consolidated statement of cash flows for the six months ended June 30, 2026.

(16) Subsequent Events

Management evaluated events that occurred subsequent to June 30, 2026, through August 13, 2026, which is the date the interim financial statements were issued.

On July 9, 2026, the Company’s stockholders approved an amendment to the EIP, increasing the number of shares of common stock authorized for issuance under the EIP by 625,000 shares.

Subsequent to June 30, 2026, the Company entered into several exchange agreements with Avondale to exchange a total of $1,320,000 in principal for 139,751 shares of common stock and cash payments of $600,000, thereby extinguishing that portion of the 2025 Note. See Note 7 for additional information regarding the 2025 Note.

Subsequent to June 30, 2026, the Company sold 220,476 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $1,068,525.

Subsequent to June 30, 2026, the Company sold 271,717 shares of common stock under the 2026 ATM Agreement, for net proceeds of $1,394,179.

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

Since inception in 2012, our operations have focused on developing our product candidates, primarily CTx-1301, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations through public and private capital raised. Cumulative capital raised from these sources, including debt financing, was approximately $160.4 million as of June 30, 2026.

We have incurred significant losses since our inception. Our net losses were $5.9 million and $5.0 million for the three months ended June 30, 2026 and 2025, respectively. See “Results of Operations” below for an explanation of the fluctuations in our net losses. As of June 30, 2026, we had an accumulated deficit of $147.6 million.

We expect to continue to incur significant expenses and operating losses in the near term, as we:

●	complete the CMC work necessary to support resubmission of the NDA for CTx-1301 and seek regulatory approval;

●	continue research and development activities for our existing and new product candidates;

●	continue manufacturing activities, primarily the manufacture of process validation batches relating to CTx-1301;

●	advance commercialization efforts for CTx-1301; and

●	operate as a public company.

As of June 30, 2026, we had cash and cash equivalents of $28.4 million, which we believe will be sufficient to fund our operations into mid 2027, including costs associated with completing the requested CMC work and seeking regulatory approval for CTx-1301 and the build-out of internal and external support for the commercial launch of CTx-1301, if approved. We will need additional capital to advance other potential development programs.  See “Liquidity and Capital Resources” below.

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

In October 2025, we announced that the FDA accepted for review our NDA for CTx-1301 and assigned a Prescription Drug User Fee Act (PDUFA) targeted action date of May 31, 2026. On June 1, 2026, we received a Complete Response Letter (CRL) from the FDA regarding the NDA for CTx-1301. The CRL identified specific requests for additional CMC information and did not raise any concerns regarding the clinical safety or efficacy of CTx-1301. We and our CDMO (defined below) are working to complete the CMC work necessary to support a resubmission of the NDA as promptly as practicable. There can be no assurance regarding the timing of any resubmission, that any resubmission will be accepted by the FDA, that approval of CTx-1301 will occur following any resubmission, or that approval will occur at all.  See Risk Factors section in Part II of this report for more information about the risks related to regulatory approval of CTx-1301.

Bend Bioscience, a contract development and manufacturing organization (CDMO), will manufacture all clinical, registration, and, if approved, commercial batches of our lead ADHD candidate, CTx-1301. Manufacturing will occur at a suite within the CDMO’s Gainesville, GA facility that is outfitted with equipment supplied by us.

If approved, we plan to commercialize CTx-1301 in the United States. We continue to advance our commercialization preparations, with dedicated teams established across all key functional areas. Our launch strategy leverages a commercialization strategy augmented by AI-driven tools designed to optimize targeting, decision-making, and performance measurement — positioning us for a rapid commercial launch contingent upon FDA approval. Key areas of focus include:

●

Commercial Manufacturing: Working with Bend Bioscience, the Company’s contract development and manufacturing organization, to complete the requested CMC work and advance process validation for CTx-1301, which would serve as launch inventory if approved.

●

Product Distribution: On July 21, 2026, the Company signed an exclusive services agreement with Prasco, LLC to establish the commercial distribution infrastructure for the launch of CTx-1301, providing integrated third-party logistics and distribution capabilities designed to support broad national availability across major wholesalers as well as direct distribution to approximately 19,000 independent and smaller regional pharmacy accounts served under Prasco’s UNLIMIT program.

●	Market Access and Payer Strategy: Advancing payer segmentation, value proposition, pricing and contracting strategy, and to support formulary positioning ahead of a potential launch.

●

Commercial Operations and Omnichannel Infrastructure: Building marketing, commercial operations and digital capabilities through the Company’s master services agreement with Indegene, Inc., including dedicated market access, medical education, agency of record, and prescriber and patient marketing teams.

●

Field Deployment Planning: Under its agreement with IQVIA Inc., the Company will deploy field-based sales representatives in addition to its currently deployed corporate account directors to align with the timing of a potential approval and launch.

We have an agreement with Indegene, Inc. (Indegene) for them to provide commercialization services for CTx-1301, including marketing, market access and pricing, commercial operations, and an omnichannel platform on a fee for service basis in the United States. We also have dedicated teams in place at Indegene across key functional areas including market access, medical education, prescriber and patient marketing, and digital infrastructure. Additionally, field-based sales representatives and corporate account directors will augment omnichannel promotional efforts through an agreement with IQVIA Inc.

Intellectual Property

On June 16, 2026, the United States Patent and Trademark Office issued U.S. Patent No. 12,653,791 covering CTx-1301. The patent protects key aspects of CTx-1301’s formulation and method of use through December 2042 and represents the first U.S. patent wholly owned by the Company covering CTx-1301, further strengthening our intellectual property portfolio surrounding our PTR platform.

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

Except as provided in the Purchase Agreement, during the period commencing on and including the date of the Purchase Agreement and continuing through and including the 180th day following the date of the Purchase Agreement (such period being referred to as the Lock-up Period), each Purchaser could not, without the prior written consent of the Company, sell, offer to sell, contract to sell or lend any shares of common stock or Warrant Shares (Securities). The Purchase Agreement also provides that during the Lock-up Period, the Purchasers could not (i) effect any short sale, or establish or increase any “put equivalent position” or liquidate or decrease any “call equivalent position” of any Securities; (ii) pledge, hypothecate or grant any security interest in any Securities; (iii) in any other way transfer or dispose of any Securities; (iv) enter into any swap, hedge or similar arrangement or agreement that transfers, in whole or in part, the economic risk of ownership of any Securities, regardless of whether any such transaction is to be settled in securities, in cash or otherwise; (v) grant any proxies or powers of attorney with respect to any Securities, deposit any Securities into a voting trust, or enter into a voting agreement or similar arrangement or commitment with respect to any Securities; or (vi) publicly announce the intention to do any of the foregoing.

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

During the three months ended June 30, 2025, we sold 364,963 shares of common stock, respectively, under the 2023 ATM Agreement, for net proceeds of $1,578,731, after deducting $54,363 of compensation to HCW and other administration fees.

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

During the three months ended June 30, 2026, we sold 806,893 shares of common stock under the 2026 ATM Agreement, for net proceeds of $4,347,364, after deducting $136,364 of compensation to A.G.P. and other administration fees. Subsequent to June 30, 2026, we sold 271,717 shares of common stock under the 2026 ATM Agreement, for net proceeds of $1,394,179, after deducting $43,751 of compensation to A.G.P. and other administration fees.

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

In July 2025, we entered into a second purchase agreement with Lincoln Park (2025 LP Purchase Agreement), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $25.0 million of common stock (subject to certain limitations and satisfaction of the conditions set forth in the 2025 LP Purchase Agreement) from time to time and at the Company’s sole discretion over the 36-month term of the 2025 LP Purchase Agreement. During the three months ended June 30, 2026, we sold 1,032,372 shares of common stock to Lincoln Park, under the 2025 LP Purchase Agreement, for net proceeds of $5,058,975. Subsequent to June 30, 2026, we sold 220,476 shares of common stock to Lincoln Park, under the 2025 LP Purchase Agreement, for net proceeds of $1,068,525.

Debt for Equity Exchanges

In December 2024, we entered into a note purchase agreement with Streeterville Capital, LLC, a Utah limited liability company (Lender), pursuant to which we issued and sold to Lender an unsecured promissory note in the amount of $5,480,000 (2024 Note).

During the three months ended March 31, 2026, we entered into exchange agreements with Lender to exchange an aggregate of $2,308,947 in principal, monitoring fee and interest for 460,122 shares of common stock, thereby extinguishing the 2024 Note.

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

During the three months ended June 30, 2026, the Company entered into exchange agreements with Avondale to exchange an aggregate of $1,320,000 in principal for 147,301 shares of common stock and aggregate cash payments of $660,000, thereby extinguishing that portion of the promissory note with Avondale. Subsequent to June 30, 2026, the Company entered into exchange agreements with Avondale to exchange an aggregate of $1,320,000 in principal for 139,751 shares of common stock and a cash payments of $600,000, thereby extinguishing that portion of the promissory note with Avondale.

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

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of (i) professional fees for legal, accounting, audit, tax and consulting services, (ii) salaries and related costs for our employees in administrative, executive and finance functions and (iii) pre-commercialization expenses for CTx-1301. SG&A expenses also include insurance, office, and travel expenses.

We expect that our SG&A expenses will increase in the future as we increase our SG&A headcount to support our growing operations, including the potential commercialization of CTx-1301, and incur costs related to pre-commercialization activities. We have experienced, and will continue to experience, increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services; director and officer insurance; and investor and public relations costs.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$1,487	$2,701	$(1,214)	(44.9)%
Selling, general and administrative	3,928	1,949	1,979	101.5%
Operating Loss	(5,415)	(4,650)	765	16.5%
Change in fair value of derivative	(314)	(194)	120	61.9%
Interest and income (expense), net	(141)	(139)	2	1.4%
Net Loss	$(5,870)	$(4,983)	$887	17.8%

Research and development expenses

The following table summarizes our R&D expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,			%
(in thousands)	2026	2025	Increase	Increase
Clinical operations	$37	$764	$(727)	(95.2)%
Drug manufacturing	909	1,110	(201)	(18.1)%
Personnel expenses	585	409	176	43.0%
Regulatory costs	(44)	418	(462)	(110.5)%
Total research and development expenses	$1,487	$2,701	$(1,214)	(44.9)%

R&D expenses decreased $1.2 million, or 44.9%, to $1.5 million for the three months ended June 30, 2026, from $2.7 million for the three months ended June 30, 2025. The decrease was driven primarily by lower clinical operations costs following the conclusion of clinical study activities in early 2025, and by the absence of the regulatory costs incurred in the second quarter of 2025 in connection with preparing the CTx-1301 NDA, which was submitted on July 31, 2025.

Selling, general and administrative expenses

The following table summarizes our SG&A expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Pre-commercialization costs	$1,688	$99	$1,589	NM
Personnel expenses	869	459	410	89.3%
Legal and professional fees	1,039	969	70	7.2%
Occupancy	47	88	(41)	(46.6)%
Insurance	149	175	(26)	(14.9)%
Other	136	159	(23)	(14.5)%
Total selling, general and administrative expenses	$3,928	$1,949	$1,979	101.5%

Total SG&A expenses increased $2.0 million, or 101.5%, to $3.9 million for the three months ended June 30, 2026, from $1.9 million for the three months ended June 30, 2025. The increase was driven primarily by commercial readiness planning for the potential launch of CTx-1301, including increased headcount and market access, pricing, reimbursement, and medical affairs activities conducted through Indegene, our primary commercial partner.

Change in fair value of derivative and interest and other income (expense), net

The following table summarizes the change in fair value of derivative and interest and other income (expense), net for the three months ended June 30, 2026 and 2025:

	Three Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Change in fair value of derivative	$(314)	$(194)	$120	61.9%
Interest and other income (expense), net	(141)	(139)	2	1.4%

Change in fair value of derivative for the three months ended June 30, 2026 and June 30, 2025 relates to the 2025 LP Purchase Agreement and the change in fair value of the derivative asset or liability. Interest expense, net for the three months ended June 30, 2026 and June 30, 2025 relates to interest incurred on the 2024 Note and 2025 Note, offset by interest earned on invested balances.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$3,671	$4,924	$(1,253)	(25.4)%
Selling, general and administrative	9,667	3,432	6,235	181.7%
Operating Loss	(13,338)	(8,356)	4,982	59.6%
Change in fair value of derivative	(1,166)	(244)	922	377.9%
Interest and income (expense), net	(678)	(236)	442	187.3%
Net Loss	$(15,182)	$(8,836)	$6,346	71.8%

Research and development expenses

The following table summarizes our R&D expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,			%
(in thousands)	2026	2025	Increase	Increase
Clinical operations	$91	$1,872	$(1,781)	(95.1)%
Drug manufacturing	2,076	1,490	586	39.3%
Personnel expenses	1,356	970	386	39.8%
Regulatory costs	148	592	(444)	(75.0)%
Total research and development expenses	$3,671	$4,924	$(1,253)	(25.4)%

R&D expenses decreased approximately $1.3 million, or 25.4%, to $3.7 million for the six months ended June 30, 2026, from $4.9 million for the six months ended June 30, 2025. The decrease was driven primarily by lower clinical operations costs following the conclusion of clinical studies in early 2025 and the absence of increased NDA-preparation regulatory costs incurred in the prior-year period, partially offset by increased manufacturing activities in the first half of 2026 related to CTx-1301 as well as increased personnel costs.

Selling, general and administrative expenses

The following table summarizes our SG&A expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Pre-commercialization costs	$5,213	$111	$5,102	NM
Personnel expenses	1,985	1,030	955	92.7%
Legal and professional fees	1,708	1,474	234	15.9%
Occupancy	141	150	(9)	(6.0)%
Insurance	299	371	(72)	(19.4)%
Other	321	296	25	8.4%
Total selling, general and administrative expenses	$9,667	$3,432	$6,235	181.7%

Total SG&A expenses increased approximately $6.2 million, or 181.7%, to $9.7 million for the six months ended June 30, 2026, from $3.4 million for the six months ended June 30, 2025, reflecting the progressive build-out of commercial readiness capabilities across the first half of the year, including headcount additions and expanded market access, pricing, reimbursement, and medical affairs activity through Indegene, our primary commercialization partner.

Change in fair value of derivative and interest and other income (expense), net

The following table summarizes the change in fair value of derivative and interest and other income (expense), net for the six months ended June 30, 2026 and 2025:

	Six Months Ended			%
	June 30,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Change in fair value of derivative	$(1,166)	$(244)	$922	NM
Interest and other income (expense), net	(678)	(236)	442	187.3%

Change in fair value of derivative for the six-months ended June 30, 2026 relates to the 2025 LP Purchase Agreement and remeasurement of the associated derivative asset or liability. Interest expense, net reflects interest incurred on the 2024 Note and 2025 Note, partially offset by interest earned on invested cash balances.

Cash Flows

	Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(12,813)	$(9,403)
Net cash used in investing activities	(128)	(6)
Net cash provided by financing activities	30,390	6,098
Net increase (decrease) in cash and cash equivalents	$17,449	$(3,311)

Cash Flows from Operating Activities

Net cash used in operating activities was $12.8 million for the six months ended June 30, 2026. Cash used in operating activities was primarily due to the use of funds in our operations and to develop CTx-1301 resulting in a net loss of $15.2 million, including the effects of significant noncash items, stock-based compensation expense of $1.0 million, change in fair value of derivative of $1.2 million, loss on debt extinguishment of $0.5 million, accretion of discount on note payable of $0.2 million and depreciation expense of $0.2 million. Changes in operating assets and liabilities included an increase in prepaid expenses and other current assets of $0.7 million primarily due to payments for manufacturing materials and professional fees.

Net cash used in operating activities was $9.4 million for the six months ended June 30, 2025. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $8.8 million, including the effects of significant noncash items, stock-based compensation expense of $0.5 million and depreciation expense of $0.3 million. Changes in operating assets and liabilities included a decrease in trade accounts payable and accrued expenses of $0.9 million primarily due to the payment of vendor balances in the first quarter of 2025 and an increase in prepaid expenses and other current assets of $0.9 million primarily due to payments for professional and marketing fees.

Cash Flows from Investing Activities

Net cash used in investing activities for the six-month period ended June 30, 2026 was primarily related to the purchase of equipment to support our R&D activities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2026 was related to the cash proceeds from the issuance of securities pursuant to the Private Placement, 2023 ATM Agreement, 2026 ATM Agreement and the 2025 LP Purchase Agreement.

Net cash provided by financing activities for the six-month period ended June 30, 2025 was related to the cash proceeds from the issuance of common stock pursuant to the 2023 ATM Agreement and the Original LP Purchase Agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had cash and cash equivalents of $28.4 million. Under our current business plan, we believe our cash will satisfy our capital needs into mid 2027. Changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Since our inception in 2012 through June 30, 2026, we have not generated any revenue and have incurred significant operating losses and negative cash flow from our operations. We have funded our operations primarily through private and public equity and debt financings. In February 2026, we received gross proceeds of $12,011,000 from the Private Placement.

In the three months ended June 30, 2026, we sold 806,893 shares of common stock under the 2026 ATM Agreement, for net proceeds of $4,347,364, after deducting $136,364 of compensation to A.G.P. and other administration fees. Subsequent to June 30, 2026, we sold 271,717 shares of common stock under the 2026 ATM Agreement, for net proceeds of $1,394,179, after deducting $43,751 of compensation to A.G.P. and other administration fees.

During the three months ended June 30, 2026, we sold 1,032,372 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $5,058,975. Subsequent to June 30, 2026, we sold 220,476 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $1,068,525.

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

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2026 that will affect our future liquidity.

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

We entered into agreements with Bend Bioscience, our CDMO, for CMC work to be completed relating to the resubmission of our NDA for CTx-1301 including the manufacturing of our verification batches with a total cost of approximately $1.6 million.

We entered into an agreement with Bend Bioscience, our CDMO, for the manufacture of process validation batches of CTx-1301 with a total estimated cost of approximately $7.0 million.

In May 2025, the Company executed a lease to renew the office space for its headquarters in Kansas City, Kansas. The lease has a five-year term that commenced on June 1, 2025 with total rent of $33,145 per month over the lease term. The operating lease right-of-use asset was $1,223,587, the current portion of the operating lease liability was $255,132 and the long-term portion of the lease liability was $968,455 as of June 30, 2026.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and R&D activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for R&D. There can be no assurance that our R&D projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change that is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have incurred a net loss for the three months ended June 30, 2026 and 2025 and had accumulated losses of $147.6 million since inception to June 30, 2026. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our sources of capital have included private capital raises in various classes of units of CTx prior to the Reorganization Merger, the issuance of equity securities in connection with our initial public offering (IPO), follow-on public offerings in September 2023 and February 2024, sales of common stock under our 2023 ATM Agreement and 2026 ATM Agreement, Original LP Purchase Agreement and 2025 LP Purchase Agreement, a private placement with WFIA, the WFIA Note, which was subsequently converted to equity, the June 2024 warrant inducement, the issuance of the 2024 Note, which was subsequently converted to equity, and 2025 Note and the Private Placement in February 2026. Additional capital will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such capital will be available when needed or on acceptable terms.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until the fifth anniversary of the completion of our IPO, which occurred in December 2021, or until we no longer meet the requirements for being an “emerging growth company,” whichever occurs first.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Our Disclosure Controls

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2026, has concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, Notes to Consolidated Financial Statements, Note 6 – Contingencies, of this report.

Item 1A. Risk Factors.

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2025, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

We depend heavily on the success of CTx-1301. We received a Complete Response Letter from the FDA citing certain manufacturing deficiencies and other non-clinical issues, which may delay or prevent approval of CTx-1301.

Our most advanced product candidate currently is CTx-1301, for which we submitted a NDA with the FDA in July 2025. We do not currently generate revenues from any FDA approved drug products and our other product candidates are in the early stages of development. There is no guarantee that our clinical trials will be successful or that we will continue with clinical studies to support an approval from the FDA of any of our product candidates for any indication. We note that most drug candidates never reach the clinical development stage and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends heavily on the successful development, regulatory approval and commercialization of CTx-1301, which may never occur. In June 2026, we received a Complete Response Letter (“CRL”) for our New Drug Application (“NDA”) for CTx-1301. The CRL identified specific Chemistry, Manufacturing and Controls (CMC) information requests. While the CRL did not raise any current concerns regarding the clinical safety or efficacy of CTx-1301, we are in the process of generating additional data as requested.

Moreover, we will rely in large part on Bend Bioscience, our contract development and manufacturing organization (“CDMO”) to remediate the identified deficiencies.

If we or our CDMO cannot sufficiently address the issues set forth in the CRL, we may not be able to resubmit the NDA, or resubmission may not result in approval. If we do resubmit the NDA, the FDA may conduct a re-inspection of our CDMO, and there can be no assurance that the facility will be found compliant or that additional deficiencies will not be identified. As a result, approval of CTx-1301 may be significantly delayed, limited, or may not be obtained at all, any of which could materially and adversely affect our business, financial condition, results of operations and prospects.

Premarket review of our product candidates by the FDA or other regulatory authorities is a lengthy and uncertain process and approval may be delayed, limited or denied, any of which would adversely affect our ability to generate operating revenues.

We are not permitted to market our drug product candidates in the United States until we receive the respective approval of a NDA from the FDA. The time required to obtain approval, if any, by the FDA is unpredictable, but typically takes multiple years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the type, complexity and novelty of the product candidates involved. Our most advanced product candidate currently is CTx-1301, for which we submitted a NDA with the FDA in July 2025. We received a CRL for our NDA for CTx-1301 in June 2026.

We plan to resubmit our NDA, however, the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of the resubmission. The FDA may also conduct a re-inspection of our CDMO, and there can be no assurance that the facility will be found compliant or that additional deficiencies will not be identified. For additional information, see “—We depend heavily on the success of CTx-1301. We received a Complete Response Letter from the FDA citing certain manufacturing deficiencies, which may delay or prevent approval of CTx-1301”.

Our efforts (and those of our contract manufacturer) to develop, make and win approval for CTx-1301 continue to be subject to inspection and approval by the FDA and other factors outside of our control, and there remains a risk that the required FDA approvals of CTx-1301 and/or the third party facilities used to manufacture CTx-1301 could be further delayed or not obtained. There can be no assurance that a resubmission of the NDA of CTx-1301 will be approved or that such resubmission will occur at all, which would significantly harm our business, results of operations and prospects.

We must ensure our CDMO complies with cGMP, and regulatory inspections or findings could interrupt supply and delay development.

We must ensure that our CDMO complies with cGMP regulations. Manufacturing deviations, documentation errors, or quality system gaps at CDMOs can lead to Form 483 observations, warning letters, or import alerts, jeopardizing clinical supply continuity. Pre-approval inspections assess readiness for commercial production and can reveal issues that require significant remediation time and investment. In February 2026, the FDA conducted a pre-approval inspection of our CDMO’s facility used to manufacture CTx-1301. This facility was issued a Form 483 by the FDA at the conclusion of the inspection with three observations. Two observations were related to the facility and one observation was specific to CTx-1301. Our CDMO is working on responses to these observation, with our input where relevant. The FDA may also conduct a re-inspection of our CDMO if and when we resubmit our NDA for CTx-1301, and there can be no assurance that the facility will be found compliant or that additional deficiencies will not be identified. For additional information, see “—We depend heavily on the success of CTx-1301. We received a Complete Response Letter from the FDA citing certain manufacturing deficiencies and other non-clinical issues, which may delay or prevent approval of CTx-1301.” Our efforts continue to be subject to inspection and approval by the FDA and other factors outside of our control, and there remains a risk that the required FDA approvals of CTx-1301 and/or our CDMO’s facility used to manufacture CTx-1301 could be further delayed or not obtained.

Moreover, changes to manufacturing processes or facilities can trigger comparability assessments or bridging studies, adding regulatory complexity. If our CDMO loses licensure or fails to meet cGMP standards, transitioning to an alternate CDMO may be lengthy and costly, potentially delaying development and commercialization. See “—We rely on third-parties, many of whom are our single source for services, products and/or supplies, over whom we have limited control. Should the cost, delivery and/or quality of services, products or supplies provided by these third-parties vary to our disadvantage, our business operations could suffer significant harm.”

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

In June 2026, we received a CRL for our NDA for CTx-1301. The CRL identified specific Chemistry, Manufacturing and Controls (CMC) information requests. We will need to rely in large part on our CDMO to remediate the identified deficiencies, and our ability to resolve these issues is subject to factors outside our control.

Remediation may require facility upgrades, quality system enhancements, equipment requalification, and additional validation studies or testing, any of which could be costly and time-consuming. If our CDMO is unable to adequately or timely remediate the identified deficiencies, we may need to transfer manufacturing operations to an alternative facility, which would involve significant time, expense and regulatory risk. . For example, in October 2022, we announced a new CDMO. The CTx-1301 fixed-dose study was delayed while the manufacturing process with the new CDMO was established to manufacture the final dosage strengths needed for the fixed-dose study. We also may be unable to identify or establish manufacturing at an adequate alternative facility.

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

Prior to approval of CTx-1301 or any product candidate, the FDA must review and approve validation studies for both drug substance and drug product. In February 2026, the FDA conducted a pre-approval inspection of our CDMO’s facility used to manufacture CTx-1301. This facility was issued a Form 483 by the FDA at the conclusion of the inspection with three observations. Two observations were related to the facility, and one observation was specific to CTx-1301. The FDA may also conduct a re-inspection of our CDMO if and when we resubmit our NDA for CTx-1301, and there can be no assurance that the facility will be found compliant or that additional deficiencies will not be identified. For additional information, see “—We depend heavily on the success of CTx-1301. We received a Complete Response Letter from the FDA citing certain manufacturing deficiencies and other non-clinical issues, which may delay or prevent approval of CTx-1301”. Our efforts continue to be subject to inspection and approval by the FDA and other factors outside of our control, and there remains a risk that the required FDA approvals of CTx-1301 and/or our CDMO’s facility used to manufacture CTx-1301 could be further delayed or not obtained.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From May 11, 2026 through July 7, 2026, we issued the securities described below in transactions that were not registered under the Securities Act of 1933, as amended (Securities Act).

On May 11, 2026, we issued 38,343 shares of common stock at a value of $5.22 per share to a lender in exchange for a portion of the debt owed to such lender. Such issuance was exempt from registration under 3(a)(9) of the Securities Act.

On May 27, 2026, we issued 55,928 shares of common stock at a value of $4.47 per share to a lender in exchange for a portion of the debt owed to such lender. Such issuance was exempt from registration under 3(a)(9) of the Securities Act.

On May 28, 2026, we issued 53,030 shares of common stock at a value of $3.96 per share to a lender in exchange for a portion of the debt owed to such lender. Such issuance was exempt from registration under 3(a)(9) of the Securities Act.

On July 7, 2026, we issued 67,924 shares of common stock at a value of $5.30 per share to a lender in exchange for a portion of the debt owed to such lender. Such issuance was exempt from registration under 3(a)(9) of the Securities Act.

On August 10, 2026, we issued 71,827 shares of common stock at a value of $5.01 per share to a lender in exchange for a portion of the debt owed to such lender. Such issuance was exempt from registration under 3(a)(9) of the Securities Act.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

In the second quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cingulate Inc., as amended to date	10-Q	3.1	8/13/2024
3.2	Amended and Restated Bylaws of Cingulate Inc.	10-K	3.2	3/28/2022
10.1	Amendment to Employment Agreement, effective June 30, 2026, between Cingulate Therapeutics, LLC and Matthew N. Brams	8-K	10.1	7/2/2026
10.2	Amendment No. 3 to the Cingulate Inc. 2021 Omnibus Equity Incentive Plan	8-K	10.1	7/14/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULATE INC.

Date: August 13, 2026	By:	/s/ Shane J. Schaffer
Shane J. Schaffer
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Jennifer L. Callahan
Jennifer L. Callahan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

