Form 10-Q
period 2026-09-30
Cingulate Inc.
filed 2026-11-13
CIK 1862150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, 14,963,080 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

Cingulate Inc.

Form 10-Q for the Quarter Ended September 30, 2026

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

PART I — FINANCIAL INFORMATION

Cingulate Inc.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2026	2025
ASSETS

Current assets:
Cash and cash equivalents	$23,185,900	$10,953,383
Other receivables	44,433	8,013
Prepaid expenses and other current assets	2,086,204	1,046,862
Total current assets	25,316,537	12,008,258

Property and equipment, net	1,671,219	1,725,919
Operating lease right-of-use assets	1,162,921	1,339,086

Total assets	28,150,677	15,073,263

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,592,631	2,035,685
Accrued expenses	1,255,922	1,742,116
Note payable, current	3,372,073	6,295,960
Operating lease liability, current	263,677	238,864
Total current liabilities	6,484,303	10,312,625

Long-term liabilities:
Operating lease liability, net of current	899,244	1,100,222
Note payable	-	1,151,509
Total long-term liabilities	899,244	2,251,731
Total liabilities	7,383,547	12,564,356

Stockholders’ Equity
Common Stock, $0.0001 par value; 240,000,000 shares authorized and 14,761,701 and 7,250,299 shares issued and outstanding as of September 30, 2026 and December 31, 2025	1,476	725
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Additional Paid-in-Capital	176,054,435	134,883,213
Accumulated deficit	(155,288,781)	(132,375,031)
Total stockholders’ equity	20,767,130	2,508,907

Total liabilities and stockholders’ equity	$28,150,677	$15,073,263

See notes to unaudited consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,910,660	$2,848,544	$6,581,803	$7,772,109
Selling, general and administrative	4,580,358	3,147,291	14,247,412	6,579,735
Operating loss	(7,491,018)	(5,995,835)	(20,829,215)	(14,351,844)

Change in fair value of derivative	(69,323)	(772,169)	(1,235,366)	(1,016,682)
Interest and other income (expense), net	(171,056)	(573,058)	(849,169)	(808,475)

Loss before income taxes	(7,731,397)	(7,341,062)	(22,913,750)	(16,177,001)
Income tax benefit (expense)	-	-	-	-

Net loss and comprehensive loss	$(7,731,397)	$(7,341,062)	$(22,913,750)	$(16,177,001)

Net loss per share of common stock, basic and diluted	$(0.53)	$(1.35)	$(1.83)	$(3.60)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	14,546,963	5,431,206	12,512,834	4,495,724

See notes to unaudited consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

							Accumulated
	Common Stock		Preferred Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance January 1, 2025	3,402,306	340	-	-	$117,380,285	$(109,925,120)	$-	$7,455,505
Activity for the three months to March 31, 2025:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	423,893	42	-	-	1,920,315	-	-	1,920,357
Change in fair value of derivative	-	-	-	-	49,987	-	-	49,987
Stock-based compensation expense	-	-	-	-	357,649	-	-	357,649
Net loss	-	-	-	-	-	(3,852,678)	-	(3,852,678)
Balance March 31, 2025	3,826,199	$382	-	$-	$119,708,236	$(113,777,798)	$-	$5,930,820
Activity for the three months to June 30, 2025:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	1,038,969	104	-	-	4,182,295	-	-	4,182,399
Issuance of restricted common stock	24,122	2	-	-	96,667	-	-	96,669
Change in fair value of derivative	-	-	-	-	194,526	-	-	194,526
Stock-based compensation expense	-	-	-	-	90,721	-	-	90,721
Net loss	-	-	-	-	-	(4,983,261)	-	(4,983,261)
Balance June 30, 2025	4,889,290	$488	-	$-	$124,272,445	$(118,761,059)	$-	$5,511,874
Activity for the three months to September 30, 2025:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	373,157	37	-	-	1,462,844	-	-	1,462,881
Issuance of common stock relating to Streeterville Promissory Note	594,287	59	-	-	2,474,941	-	-	2,475,000
Change in fair value of derivative	120,424	12	-	-	772,157	-	-	772,169
Stock-based compensation expense	-	-	-	-	592,824	-	-	592,824
Net loss	-	-	-	-	-	(7,341,062)	-	(7,341,062)
Balance September 30, 2025	5,977,158	$596	-	$-	$129,575,211	$(126,102,121)	$-	$3,473,686

Balance January 1, 2026	7,250,299	$725	-	$-	$134,883,213	$(132,375,031)	$-	$2,508,907
Activity for the three months to March 31, 2026:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	1,824,664	182	-	-	10,143,153	-	-	10,143,335
Issuance of common stock relating to Streeterville Promissory Note	460,122	46	-	-	2,308,901	-	-	2,308,947

Issuance of common stock in connection with Private Placement	2,147,472	215	-	-	10,816,421	-	-	10,816,636

Issuance of preferred stock in connection with Private Placement	-	-	954	-	954,000	-	-	954,000
Preferred stock to common stock conversion	189,300	19	(954)	-	(19)	-	-	-
Preferred stock dividend	2,524	-	-	-	-	-	-	-
Change in fair value of derivative	-	-	-	-	852,030	-	-	852,030
Stock-based compensation expense, net of taxes	33,935	3	-	-	593,097	-	-	593,100
Net loss	-	-	-	-	-	(9,312,089)	-	(9,312,089)
Balance March 31, 2026	11,908,316	$1,190	-	$-	$160,550,796	$(141,687,120)	$-	$18,864,866
Activity for the three months to June 30, 2026:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	1,839,265	184	-	-	9,136,009	-	-	9,136,193

Issuance of common stock relating to Avondale Promissory Note	147,301	15	-	-	659,985	-	-	660,000
Change in fair value of derivative	-	-	-	-	314,013	-	-	314,013
Stock-based compensation expense, net of taxes	-	-	-	-	362,227	-	-	362,227
Net loss	-	-	-	-	-	(5,870,264)	-	(5,870,264)
Balance June 30, 2026	13,894,882	$1,389	-	$-	$171,023,030	$(147,557,384)	$-	$23,467,035
Activity for the three months to September 30, 2026:
Issuance of common stock in connection with At the Market Offering and Purchase Agreement, net of fees	642,193	64	-	-	3,233,874	-	-	3,233,938

Issuance of common stock relating to Avondale Promissory Note	209,626	21	-	-	1,079,979	-	-	1,080,000
Change in fair value of derivative	-	-	-	-	69,323	-	-	69,323
Stock-based compensation expense, net of taxes	-	-	-	-	586,131	-	-	586,131
Stock options exercised	15,000	2	-	-	62,098	-	-	62,100
Net loss	-	-	-	-	-	(7,731,397)	-	(7,731,397)
Balance September 30, 2026	14,761,701	$1,476	-	$-	$176,054,435	$(155,288,781)	$-	$20,767,130

See notes to unaudited consolidated financial statements.

Cingulate Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(22,913,750)	$(16,177,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	266,145	419,062
Stock-based compensation	1,688,612	1,137,863
Accretion of discount on note payable	309,789	222,113
Amortization of debt issue costs	5,562	21,831
Loss on debt extinguishment	703,562	451,834
Change in fair value of derivative	1,235,366	1,016,682
Changes in operating assets and liabilities:
Other receivables	(36,420)	7,284
Prepaid expenses and other current assets	(1,039,342)	(872,402)
Operating lease right-of-use assets	176,165	(1,295,033)
Trade accounts payable and accrued expenses	(414,609)	156,492
Current portion of operating lease liability	24,813	100,461
Long-term portion of operating lease liability	(200,978)	1,162,921
Net cash used in operating activities	(20,195,085)	(13,647,893)

Investing activities:
Purchase of property and equipment	(211,446)	(5,925)
Net cash used in investing activities	(211,446)	(5,925)

Financing activities:
Proceeds from the issuance of common stock and common stock purchase warrants, net of fees	34,284,102	7,565,637
Proceeds from exercise of options	62,100	-
Principal payments on notes payable	(1,560,000)	-
Payments to taxing authorities in connection with shares directly withheld from employees	(147,154)	-
Principal payments on finance lease obligations	-	(4,430)
Net cash provided by financing activities	32,639,048	7,561,207

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	12,232,517	(6,092,611)
Cash and cash equivalents at beginning of year	10,953,383	12,211,321
Cash and cash equivalents at end of period	$23,185,900	$6,118,710

Cash paid for interest	$4,403	$18,695

See notes to unaudited consolidated financial statements.

CINGULATE INC.

Notes to Consolidated Financial Statements

(1) Nature of the Business and Liquidity

Organization

Cingulate Inc. (Cingulate, or the Company), a Delaware corporation, is a biopharmaceutical company focused on the development of products utilizing its drug delivery platform technology that enables the formulation and manufacture of once-daily tablets of multi-dose therapies, with an initial focus on the treatment of Attention Deficit/Hyperactivity Disorder (ADHD). The Company is developing two proprietary, first-line stimulant medications, CTx-1301 (dexmethylphenidate) and CTx-1302 (dextroamphetamine), for the treatment of ADHD intended for all patient segments: children, adolescents, and adults. CTx-1301 and CTx-1302 utilize a flexible core tableting technology with target product profile designed to deliver a rapid onset and last the entire active day with a controlled descent of plasma drug level and have favorable tolerability. CTx-1301 is in late-stage development, and the Company plans to initiate the clinical plan for CTx-1302 pending additional capital resources. In addition, the Company has a third product to treat anxiety, CTx-2103, in a formulation stage.

The Company submitted its New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) on July 31, 2025 for lead asset CTx-1301 and received confirmation of acceptance of the NDA in early October 2025 with a Prescription Drug User Fee Act (PDUFA) target action date of May 31, 2026. On June 2, 2026, the Company announced that the FDA issued a Complete Response Letter for the CTx-1301 NDA, which identified specific requests for additional Chemistry, Manufacturing and Controls information. A failure to receive FDA approval for CTx-1301, or a delay in receiving such approval, will likely have a material adverse impact on the Company’s financial results and strategic position. For more information, please see Part II, Item 1A. Risk Factors of this report and the risk factors incorporated by reference therein.

The consolidated financial statements and notes for the periods ended September 30, 2026 and 2025, represent the full consolidation of Cingulate and its subsidiaries, including Cingulate Therapeutics LLC (CTx) and all references to the Company represent this full consolidation.

Liquidity

The Company has incurred losses and negative cash flows from operations since inception. As a pre-revenue entity, the Company is dependent on the ability to raise capital to support operations until such time as the product candidates under development are FDA approved, manufactured, commercially available to the marketplace and produce revenues. As of September 30, 2026, the Company had cash and cash equivalents of approximately $23.2 million, and an accumulated deficit of approximately $155.3 million. However, the Company will need additional funding for operations and development. Management is evaluating various strategies to obtain additional funding, which may include additional offerings of equity, issuance of debt, or other capital sources, including potential collaborations with other companies or other strategic transactions. Successful implementation of these plans involves both the Company’s efforts and factors that are outside its control, such as market factors and FDA approval of product candidates. The Company can give no assurance that its plans will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above, which results in substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

(b) Unaudited Interim Financial Information

The accompanying consolidated balance sheets as of September 30, 2026 and December 31, 2025, the consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of stockholders’ equity for the three and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related interim disclosures are unaudited. These unaudited consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying consolidated financial statements should be read in conjunction with the Company’s 2025 audited consolidated financial statements and the notes thereto.

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

(d) Impairment of Long-lived Assets

The Company assesses the carrying value of its long-lived assets, including property and equipment, as well as lease right of use (ROU) assets, when events or circumstances indicate that the carrying value of such assets may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset groups. No impairment was recognized during the nine-month periods ended September 30, 2026 or 2025.

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

The Company evaluated the 2025 LP Purchase Agreement (as defined in Note 9) that includes the right to require Lincoln Park (as defined in Note 9) to purchase shares of common stock in the future (“purchased put right”) considering the guidance in ASC 815-40, Derivatives and Hedging, and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative asset (liability). The Company has analyzed the terms of the purchased put right and has concluded that it had insignificant value as of September 30, 2026.

(g) Segments

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

The measure used by the CODM for segment assets is reported in the Consolidated Balance Sheets as total consolidated assets.

The following table presents the operating results of the Company’s segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development
Clinical operations	$3,203	$435,572	$93,600	$2,306,906
Drug manufacturing	2,253,173	912,965	4,329,381	2,403,402
Personnel	639,876	1,128,867	1,996,404	2,099,421
Regulatory	14,408	371,140	162,418	962,380
Total research and development	2,910,660	2,848,544	6,581,803	7,772,109
Selling, general and administrative
Pre-commercialization costs	2,004,103	539,233	7,217,341	650,083
Personnel	1,234,103	1,280,120	3,219,287	2,310,986
Legal and professional fees	884,142	877,086	2,592,244	2,351,573
Occupancy	103,186	92,636	243,566	242,622
Insurance	149,992	191,440	449,004	561,485
Other	204,832	166,776	525,970	462,986
Total selling, general and administrative	4,580,358	3,147,291	14,247,412	6,579,735

Operating loss	(7,491,018)	(5,995,835)	(20,829,215)	(14,351,844)

Change in fair value of derivative	(69,323)	(772,169)	(1,235,366)	(1,016,682)
Interest and income (expense), net	(171,056)	(573,058)	(849,169)	(808,475)

Loss before income taxes	(7,731,397)	(7,341,062)	(22,913,750)	(16,177,001)

Income tax benefit (expense)	-	-	-	-
Net loss and comprehensive loss	$(7,731,397)	$(7,341,062)	$(22,913,750)	$(16,177,001)

(3) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Manufacturing materials	$1,690,041	$813,381
Marketing fees	177,500	125,000
Professional fees	90,000	-
Dues and subscriptions	43,385	11,743
Insurance	43,237	16,655
Deferred capital raise costs	-	59,383
Other	42,041	20,700
	$2,086,204	$1,046,862

(4) Property and Equipment

Property and equipment, net consisted of the following at September 30, 2026 and December 31, 2025:

	Estimated
	Useful Life	September 30,	December 31,
	(in years)	2026	2025
Equipment	2-7	$4,887,109	$4,662,280
Furniture and fixtures	7	145,754	145,754
Computer equipment	5	5,097	46,994
Leasehold improvements	5	489,395	474,462
Construction-in-process	-	205,080	233,397
		5,732,435	5,562,887
Less: accumulated depreciation		(4,061,216)	(3,836,968)
		$1,671,219	$1,725,919

Depreciation expense was $266,145 and $419,062, respectively, for the nine-month periods ended September 30, 2026 and 2025. Depreciation expense was $46,718 and $106,782, respectively, for the three-month periods ended September 30, 2026 and 2025.

(5) Accrued Expenses

Accrued expenses consisted of the following at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Interest	$503,243	$563,883
Manufacturing activities	462,016	-
CIP - Equipment	73,824	-
Professional fees	50,000	31,542
State franchise taxes	36,400	44,000
Pre-commercialization costs	13,000	393,076
Research and development	-	166,696
Employee compensation	-	455,177
Other	117,439	87,742
	$1,255,922	$1,742,116

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

In connection with the 2024 Note, the Company incurred $46,277 of debt issuance costs. The debt issuance costs, the debt discount of $450,000 and the expenses payable by the Company of $30,000 have been recorded as a reduction in the carrying amount of the 2024 Note and were amortized over the term of the 2024 Note using the effective interest rate method. The Company wrote-off the debt issuance costs and debt discount over the life of the 2024 Note in connection with the debt extinguishments described above and recognized as a loss on debt extinguishment within interest and other income (expense), net of $153,423. As of September 30, 2026, the aggregate amount of unamortized debt discount and debt issuance costs was $0.

As of September 30, 2026 and December 31, 2025, the outstanding balances relating to the 2024 Note were as follows:

	September 30,	December 31,
	2026	2025
2024 Note:
Principal	$-	$805,000
Monitoring fee on pro rata portion of exchanges	-	671,792
Unamortized discounts/deferred financing	-	(83,922)
Total outstanding debt	$-	$1,392,870

Accrued Interest	$-	$474,598

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

From time to time, beginning on May 7, 2026, Avondale may redeem a portion of the 2025 Note, not to exceed an amount of $660,000 per month. The Company was charged a monitoring fee equal to the outstanding balance on the 90-day anniversary of the effective date of the 2025 Note divided by 0.85 less the outstanding balance on such date. The monitoring fee and interest accrued on the monitoring fee will be forgiven, on a pro rata basis, each time the Company makes a cash payment. Subject to the terms and conditions set forth in the 2025 Note, the Company may prepay all or any portion of the outstanding balance of the 2025 Note at any time. As of September 30, 2026, the Company has entered into several exchange agreements with Avondale to exchange a total of $3,300,000 of principal for 356,927 shares of common stock and aggregate cash payments of $1,560,000, thereby extinguishing a portion of the 2025 Note. In connection with the exchange agreements for common stock, the Company recorded the pro rata portion of the monitoring fee as well as accrued interest on the pro rata portion of the monitoring fee. As of September 30, 2026, the pro rata portion of the monitoring fee of $256,340 had been recognized as a loss on debt extinguishment within interest and other income (expense), net and the interest expense on the pro rata portion of the monitoring fee was $15,373. As the redemptions are outside of the control of the Company, the Company has recorded the gross amount of the expected fiscal year 2026 Avondale redemptions within current note payable on the consolidated balance sheet.

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

The debt discount of $540,000 and the expenses payable by the Company of $30,000 have been recorded as a reduction in the carrying amount of the 2025 Note and are being amortized over the term of the 2025 Note using the effective interest rate method. The Company wrote-off a pro-rata portion of the debt issuance costs and debt discount in connection with the debt extinguishments described above and recognized as a loss on debt extinguishment within interest and other income (expense), net of $110,441 for the nine-month period ended September 30, 2026. As of September 30, 2026, the aggregate amount of unamortized debt discount and debt issuance costs was $154,266.

The carrying amounts of the Company’s debt instruments approximate their fair value as of September 30, 2026 due to their short-term maturities that reflect current market conditions.

As of September 30, 2026 and December 31, 2025 the outstanding balances relating to the 2025 Note were as follows:

	September 30,	December 31,
	2026	2025
2025 Note:
Principal	3,270,000	6,570,000
Monitoring fee on pro rata portion of exchanges	256,340	-
Unamortized discounts/deferred financing	(154,266)	(515,401)
Total	$3,372,074	$6,054,599

Accrued Interest	$503,243	$89,285

The following table provides a breakdown of interest expense (income) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense - promissory notes	$184,659	$194,444	$769,349	$617,826
Interest expense - loss on debt extinguishment	214,662	451,834	703,562	451,834
Interest expense - other	3,600	2,400	4,403	18,695
Interest income	(231,865)	(76,450)	(639,478)	(282,413)
	$171,056	$572,228	$837,836	$805,942

(8) Stockholders’ Equity

The Company has authorized 240,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock at September 30, 2026 and December 31, 2025, of which 14,761,701 and 7,250,299 shares of common stock were issued and outstanding, respectively.

In connection with the Private Placement (as defined in Note 9), on February 13, 2026, the Company issued 954 shares of non-voting, Series A convertible preferred stock, par value of $0.0001 and stated value of $1,000. The preferred shares were entitled to receive a dividend of 12% per annum. The preferred stock plus accrued dividends automatically converted into 191,824 shares of common stock on March 24, 2026 at a conversion price of $5.04 upon shareholder approval of the transaction at a special meeting of shareholders on March 24, 2026.

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

During the three months ended September 30, 2025, the Company sold 82,048 shares of common stock under the 2023 ATM Agreement, for net proceeds of $412,996. During the nine months ended September 30, 2026 and 2025, the Company sold 210,158 and 647,495 shares of common stock, respectively, under the 2023 ATM Agreement, for net proceeds of $1,304,011 and $3,012,095.

On March 24, 2026, the Company entered into an ATM Sales Agreement (2026 ATM Agreement) with A.G.P./Alliance Global Partners, as sales agent (AGP), pursuant to which the Company may offer and sell, from time to time through AGP, shares of the Company’s common stock for aggregate gross proceeds of up to $100,000,000 in at-the-market offering sales. AGP acts as sales agent and is paid a 3% commission on each sale under the 2026 ATM Agreement. See Note 16 regarding the subsequent addition of an additional sales agent under the 2026 ATM Agreement. The Company’s common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary.

During the three months ended September 30, 2026, the Company sold 421,717 shares of common stock under the 2026 ATM Agreement, for net proceeds of $2,167,912. During the nine months ended September 30, 2026, the Company sold 1,231,310 shares of common stock under the 2026 ATM Agreement, for net proceeds of $6,532,822.

Purchase Agreement with Lincoln Park

In April 2023, the Company entered into a purchase agreement (Original LP Purchase Agreement) and a registration rights agreement (Registration Rights Agreement) with Lincoln Park Capital Fund, LLC (Lincoln Park). Pursuant to the terms of the Original LP Purchase Agreement, Lincoln Park agreed to purchase from the Company up to $12 million of the Company’s common stock. Pursuant to the terms of the Registration Rights Agreement, the Company filed with the SEC registration statements to register for resale under the Securities Act the shares of common stock that were issued to Lincoln Park under the Original LP Purchase Agreement. As of June 30, 2025, the Company sold to Lincoln Park the maximum dollar value worth of common stock pursuant to the Original LP Purchase Agreement, and the Original LP Purchase Agreement thereupon expired in accordance with its terms.

On July 21, 2025, the Company entered into a second purchase agreement with Lincoln Park (2025 LP Purchase Agreement), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $25.0 million of the Company’s common stock (subject to certain limitations and satisfaction of the conditions set forth in the 2025 LP Purchase Agreement) from time to time and at the Company’s sole discretion over the 36-month term of the 2025 LP Purchase Agreement. Pursuant to the terms of the 2025 LP Purchase Agreement, on July 21, 2025, the Company issued 120,424 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock under the 2025 LP Purchase Agreement. The commitment shares were valued at $681,600 and recorded as an addition to equity for the issuance of the common stock and recorded as an expense in issuance cost and change in fair value of derivative on the consolidated statements of operations and comprehensive loss under the 2025 LP Purchase Agreement. The Company evaluated the 2025 LP Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require Lincoln Park to purchase shares of common stock in the future, similar to a put option. The Company concluded that the 2025 LP Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded that the derivative instrument had insignificant value as of September 30, 2026.

During the three months ended September 30, 2026 and 2025, the Company sold 220,476 shares and 291,109 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $1,068,525 and $1,147,727, respectively. During the nine months ended September 30, 2026 and 2025, the Company sold 2,864,654 shares of common stock under the 2025 LP Purchase Agreement and 897,415 shares of common stock under the Original LP Purchase Agreement, for net proceeds of $15,134,286 and $3,513,236, respectively. Changes in fair value associated with the derivative instrument are recorded in change in fair value of derivative in the consolidated statements of operations and comprehensive loss. The Company recorded $69,323 and $772,169 for the three-month periods ended September 30, 2026 and 2025, respectively, associated with the change in fair value of the derivative instrument. The Company recorded $1,235,366 and $1,016,682 for the nine-month periods ended September 30, 2026 and 2025, respectively, associated with the change in fair value of the derivative instrument.

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

Falcon Creek Capital Advisor LLC, on behalf of the Purchasers that it manages has designated two (2) individuals to serve on the Company’s Board of Directors (each a Falcon Creek Director); provided, that (1) one Falcon Creek Director shall be required to resign from the Board of Directors if the Purchasers managed by Falcon Creek no longer beneficially own at least 15% of the outstanding common stock of the Company and (2) the remaining Falcon Creek Director shall be required to resign from the Board of Directors if the Purchasers managed by Falcon Creek no longer beneficially own at least 5% of the outstanding common stock of the Company, in each case, calculated on an as-converted-to-common stock basis.

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

At the Company’s 2024, 2025 and 2026 annual meetings, stockholders approved an amendment to the EIP to increase the number of shares of common stock authorized for issuance. As of September 30, 2026, 29,595 shares of common stock were available for issuance under the EIP. The number of shares of common stock available for issuance under the EIP will automatically increase on January 1st of each year until the expiration of the EIP, in an amount equal to 5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, on a fully diluted basis, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the EIP will be added back to the shares of common stock available for issuance under the EIP.

The Company recorded stock-based compensation expense of $1,688,612 and $1,041,194 during the nine months ended September 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense of $586,131 and $592,824 during the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, there was $6,228,306 and $2,449,227, respectively, of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the EIP, which is expected to be recognized over the next one to four years.

A summary of option and share activity under the EIP during the nine-month periods ended September 30, 2026 and 2025 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2025	89,406
Granted	248,428	$4.44	9.87	-
Exercised	-
Forfeitures or expirations	-
Outstanding at March 31, 2025	337,834
Granted	61,005	$4.14	9.98	-
Exercised	-
Forfeitures or expirations	-
Outstanding at June 30, 2025	398,839
Granted	552,838	$4.41	9.23	-
Exercised	-
Forfeitures or expirations	-
Outstanding at September 30, 2025	951,677

Vested and expected to vest at September 30, 2025	951,677
Exercisable at September 30, 2025	194,659

Outstanding at January 1, 2026	956,017
Granted	198,862	$5.95	9.89	-
Released	(55,436)
Exercised	-
Forfeitures or expirations	-
Outstanding at March 31, 2026	1,099,443
Granted	3,860	$5.47	10	-
Exercised	-
Forfeitures or expirations	-
Outstanding at June 30, 2026	1,103,303
Granted	1,054,293	$4.43	9.8	-
Exercised	15,000
Forfeitures or expirations	-
Outstanding at September 30, 2026	2,142,596

Vested and expected to vest at September 30, 2026	2,142,596
Exercisable at September 30, 2026	537,536

The Company’s stock options issued qualify for equity accounting treatment under ASC 718, Compensation—Stock Compensation, and are measured at fair value as of their grant date accordingly. The fair value of the options was estimated using a Black-Scholes model. The assumptions that the Company used to estimate the grant-date fair value of stock options granted to employees and directors during the nine-month periods ended September 30, 2026 and 2025 were as follows, shown on a weighted average basis:

	September 30,	September 30,
	2026	2025
Risk-free interest rate	4.28%	4.15%
Expected term (in years)	5.89	5.83
Expected volatility	1.35	1.44
Expected dividend yield	0%	0%

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

The grant-date fair value of options granted during the three months ended September 30, 2026 ranged from $3.96 to $4.38 and the grant-date fair value of options and shares granted during the nine months ended September 30, 2026 ranged from $3.96 to $6.85.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock. Because there were no stock options with exercise prices lower than the fair value of the Company’s common stock, the aggregate intrinsic value is zero as of September 30, 2026 and December 31, 2025.

On each of July 8, 2025 and November 3, 2025, the Company granted a non-qualified stock option award to an officer of the Company to purchase 30,000 shares of common stock at an exercise price of $4.51 and $3.80, respectively. These grants were inducement awards in accordance with Nasdaq Listing Rule 5635(c)(4) and were not granted from the EIP. The term of these options is ten years with vesting over four years. The Company recorded stock-based compensation expense of $17,620 and $46,160 during the three and nine months ended September 30, 2026. As of September 30, 2026, there was $81,163 of unrecognized compensation cost related to nonvested share-based compensation related to the inducement grants, which is expected to be recognized over the next one to four years.

(11) Common Stock Purchase Warrants

Private Placement

Pursuant to the Private Placement, the Company issued warrants to purchase up to 1,869,415 shares of common stock. These warrants have an exercise price of $5.04 per share, a three-year term and became exercisable upon stockholder approval at the Company’s special meeting held on March 24, 2026.

The Company evaluated the Private Placement warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, and determined that equity treatment was appropriate. The Company valued the Private Placement warrants based on their issuance date fair value of $3.74. None of the Private Placement warrants were exercised in the three or nine months ended September 30, 2026.

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

The following table summarizes the Company’s outstanding common stock purchase warrants as of September 30, 2026. The 177,083 June 2024 Series D warrants at an exercise price of $7.02 expired during the three months ended September 30, 2026.

			Issuance Date	Issuance Date
	Number of	Exercise	Fair Value	Fair Value
	Warrants	Price	per Warrant	Total
December 2021 Initial Public Offering Warrants	19,965	$1,440.00	$1,144.80	$22,855,932
December 2021 Placement Agent Warrants	868	$1,800.00	$1,113.48	966,501
September 2023 Public Offering Series A Warrants	28,855	$13.56	$129.84	3,746,533
September 2023 Placement Agent Warrants	1,443	$172.80	$127.56	184,069
February 2024 Public Offering Series A Warrants	135,417	$24.00	$14.04	1,901,255
February 2024 Placement Agent Warrants	12,500	$30.00	$13.80	172,500
June 2024 Series C Warrants	354,167	$7.020	$3.24	1,147,501
July 2024 Placement Agent Warrants	21,250	$8.780	$2.23	47,388
February 2026 Private Placement Warrants	1,869,415	$5.040	$3.74	6,991,612
Balance- September 30, 2026	2,443,880			$38,013,291

(12) Income Taxes

Cingulate Inc. is taxed as a C corporation under the Internal Revenue Code. Cingulate Inc. records deferred income taxes to reflect the impact of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. CTx is a wholly-owned disregarded entity of Cingulate Inc., and all of the activity for CTx, along with its wholly-owned subsidiary Cingulate Works Inc., is included in the calculation of the current and deferred tax assets and liabilities for Cingulate Inc. No deferred income tax benefit or expense was recorded for the three-month periods ended September 30, 2026 and 2025 or the nine-month periods ended September 30, 2026 and 2025, for federal or state income taxes.

Income tax expense differed from the expected expense computed by applying the U.S. Federal income tax rate as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Federal income tax benefit at statutory rate	$(1,624,076)	$(1,541,623)	$(4,812,370)	$(3,395,265)
State income tax benefit	(207,894)	169,777	(724,715)	(269,769)
Discount on FMV of shares issued	14,558	163,216	259,427	213,503
Permanent differences	5,694	3,610	16,335	10,261
Change in valuation allowance	2,170,627	1,227,625	5,620,231	3,464,989
Research and development tax credits	(363,364)	(538,971)	(363,364)	(540,085)
Other	4,455	516,366	4,456	516,366
Total income tax expense	$-	$-	$-	$-

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company determined that it was more likely than not that it would not realize its deferred tax assets, based on historical levels of income and future forecasts of taxable income, among other items. The Company recorded a valuation allowance of its net deferred tax assets totaling $27,838,581 as of September 30, 2026 and $22,218,350 as of December 31, 2025, the current year portion which was recorded as a component of income tax expense on the accompanying consolidated statements of operations and comprehensive loss.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is not subject to U.S. federal and state income tax examinations by tax authorities for years before 2021.

The Company follows the provisions of FASB ASC 740, Income Taxes, to evaluate uncertain tax positions. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material uncertain tax positions requiring recognition in the consolidated financial statements as of September 30, 2026 or December 31, 2025.

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

(13) Leases

In May 2025, the Company executed a lease agreement to renew the office space for its headquarters in Kansas City, Kansas. The lease has a 60-month term that commenced on June 1, 2025 with total rent of $33,145 per month over the lease term. The operating lease right-of-use asset was $1,162,921, the current portion of the operating lease liability was $263,677 and the long-term portion of the lease liability was $899,244 as of September 30, 2026.

(14) Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares and pre-funded warrants outstanding during the period. The following table set forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Numerator:
Net loss	$(7,731,397)	$(7,341,062)	$(22,913,750)	$(16,177,001)
Preferred share dividend	-	-	(12,720)	-
	(7,731,397)	(7,341,062)	(22,926,470)	(16,177,001)
Denominator:
Weighted average common shares outstanding	14,546,963	5,431,206	12,512,834	4,495,724
Net loss per share, basic and diluted	$(0.53)	$(1.35)	$(1.83)	$(3.60)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows for the periods ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Stock options issued and outstanding	2,182,596	951,677
Common stock purchase warrants outstanding	2,443,880	833,684
Total	4,626,476	1,785,361

(15) Related Party Transactions

The following officers, directors and other affiliates participated, directly or indirectly, in the Private Placement that closed on February 6, 2026 and purchased the number of shares of our common stock and warrant shares set forth after their name: Shane J. Schaffer (6,809 common shares and 5,447 Warrant Shares); Jennifer L. Callahan (4,864 common shares and 3,891 Warrant Shares); Matthew N. Brams (1,946 common shares and 1,556 Warrant Shares); Peter J. Werth (19,455 common shares and 15,564 Warrant Shares); and Larry Schaffer, the father of Shane J. Schaffer (58,366 common shares and 46,693 Warrant Shares). The aggregate purchase price for all such shares of common stock and Warrant Shares was $470,000 and is included in proceeds from the issuance of common stock and common stock purchase warrants, net of fees on the consolidated statement of cash flows for the nine months ended September 30, 2026.

(16) Subsequent Events

Management evaluated events that occurred subsequent to September 30, 2026, through November 13, 2026, which is the date the interim financial statements were issued.

Subsequent to September 30, 2026, the Company entered into several exchange agreements with Avondale to exchange a total of $960,000 in principal for 85,440 shares of common stock and cash payments of $560,000, thereby extinguishing that portion of the 2025 Note. See Note 7 for additional information regarding the 2025 Note.

Subsequent to September 30, 2026, the Company sold 115,939 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $499,996.

On November 13, 2026, the Company executed an amendment to the 2026 ATM Agreement to add Maxim Group LLC (Maxim) as an additional sales agent thereunder. See Note 9 for additional information regarding the 2026 ATM Agreement.

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

Since inception in 2012, our operations have focused on developing our product candidates, primarily CTx-1301, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations through public and private capital raised. Cumulative capital raised from these sources, including debt financing, was approximately $163.6 million as of September 30, 2026.

We have incurred significant losses since our inception. Our net losses were $7.7 million and $7.3 million for the three months ended September 30, 2026 and 2025, respectively. Our net losses were $22.9 million and $16.2 million for the nine months ended September 30, 2026 and 2025, respectively. See “Results of Operations” below for an explanation of the fluctuations in our net losses. As of September 30, 2026, we had an accumulated deficit of $155.3 million.

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

As of September 30, 2026, we had cash and cash equivalents of $23.2 million, which we believe will be sufficient to fund our operations into mid-2027, including costs associated with completing the requested CMC work and seeking regulatory approval for CTx-1301 and the build-out of internal and external support for the commercial launch of CTx-1301, if approved. We will need additional capital to advance other potential development programs. See “Liquidity and Capital Resources” below.

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

We initiated two CTx-1301 Phase 3 clinical studies in pediatric and adolescent patients — a fixed dose study and a dose-optimized onset and duration study in a laboratory classroom setting in the third quarter of 2023. Based upon written communication with the FDA that further conduct of these pediatric and adolescent studies is not required for the submission of an NDA, we closed enrollment on both Phase 3 trials. Analysis of the safety data from the two closed Phase 3 trials and the 50mg dose food effect study revealed that no subjects experienced a serious treatment emergent adverse event (TEAE), a serious TEAE or a TEAE leading to death and there were no clinically relevant trends in TEAEs overall. A final analysis that combines both adult and pediatric safety and efficacy data was included in the NDA submission for CTx-1301 which was submitted to the FDA on July 31, 2025.

In October 2025, we announced that the FDA accepted for review our NDA for CTx-1301 and assigned a Prescription Drug User Fee Act (PDUFA) targeted action date of May 31, 2026. On June 1, 2026, we received a Complete Response Letter (CRL) from the FDA regarding the NDA for CTx-1301. The CRL identified specific requests for additional CMC information and did not raise any concerns regarding the clinical safety or efficacy of CTx-1301. We and our CDMO (defined below) have substantially completed the manufacturing work required to address the CMC requests in the CRL and are finalizing the supporting data and documentation for a resubmission of the NDA, which we currently expect to submit between December 2026 and January 2027. Upon receipt of a resubmission, the FDA will classify it as either a Class 1 or a Class 2 resubmission, carrying review goals of two months and six months, respectively. There can be no assurance that we will resubmit the NDA within this timeframe or at all, how the FDA will classify any resubmission, that any resubmission will be accepted by the FDA, that approval of CTx-1301 will occur following any resubmission, or that approval will occur at all. See Risk Factors section in Part II of this report for more information about the risks related to regulatory approval of CTx-1301.

Bend Bioscience, a contract development and manufacturing organization (CDMO), will manufacture all clinical, registration, and, if approved, commercial batches of our lead ADHD candidate, CTx-1301. Manufacturing will occur at a suite within our CDMO’s Gainesville, GA facility that is outfitted with equipment supplied by us.

If approved, we plan to commercialize CTx-1301 in the United States. We continue to advance our commercialization preparations, with dedicated teams established across all key functional areas. Our launch strategy leverages a commercialization strategy augmented by third-party AI-driven tools designed to optimize targeting, decision-making, and performance measurement — positioning us for a rapid commercial launch contingent upon FDA approval. Key areas of focus include:

●	Commercial Manufacturing: Working with our CDMO to complete the requested CMC work and advance process validation for CTx-1301, which would serve as launch inventory if approved.

●	Product Distribution: On July 21, 2026, we signed an exclusive services agreement with Prasco, LLC to establish the commercial distribution infrastructure for the launch of CTx-1301, providing integrated third-party logistics and distribution capabilities designed to support broad national availability across major wholesalers as well as direct distribution to approximately 19,000 independent and smaller regional pharmacy accounts served under Prasco’s UNLIMIT program.

●	Market Access and Payer Strategy: Advancing payer segmentation, value proposition, pricing and contracting strategy to support formulary positioning ahead of a potential launch.

●	Commercial Operations and Omnichannel Infrastructure: Building marketing, commercial operations and digital capabilities through our master services agreement with Indegene, Inc., including dedicated market access, medical education, agency of record, and prescriber and patient marketing teams.

●	Field Deployment Planning: Under our agreement with IQVIA Inc., we will deploy field-based sales representatives in addition to its currently deployed corporate account directors to align with the timing of a potential approval and launch.

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

Falcon Creek Capital Advisor LLC, on behalf of the Purchasers that it manages has designated two (2) individuals to serve on the Company’s Board of Directors (each a Falcon Creek Director); provided, that (1) one Falcon Creek Director shall be required to resign from the Board of Directors if the Purchasers managed by Falcon Creek no longer beneficially own at least 15% of the outstanding common stock of the Company and (2) the remaining Falcon Creek Director shall be required to resign from the Board of Directors if the Purchasers managed by Falcon Creek no longer beneficially own at least 5% of the outstanding common stock of the Company, in each case, calculated on an as-converted-to-common stock basis.

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

During the three months ended September 30, 2025, we sold 82,048 shares of common stock under the 2023 ATM Agreement, for net proceeds of $412,996, after deducting $15,346 of compensation to HCW and other administration fees.

On March 24, 2026, we entered into an ATM Sales Agreement (2026 ATM Agreement) with A.G.P./Alliance Global Partners, as sales agent (AGP), pursuant to which we may offer and sell, from time to time through AGP, shares of our common stock for aggregate gross proceeds of up to $100,000,000 in at-the-market offering sales. AGP acts as sales agent and is paid a 3% commission on each sale under the 2026 ATM Agreement. Our common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. On November 13, 2026, we executed an amendment to the 2026 ATM Agreement to add Maxim Group LLC as an additional sales agent thereunder.

During the three months ended September 30, 2026, we sold 421,717 shares of common stock under the 2026 ATM Agreement, for net proceeds of $2,167,912, after deducting $68,017 of compensation to AGP and other administration fees.

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

In July 2025, we entered into a second purchase agreement with Lincoln Park (2025 LP Purchase Agreement), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $25.0 million of common stock (subject to certain limitations and satisfaction of the conditions set forth in the 2025 LP Purchase Agreement) from time to time and at the Company’s sole discretion over the 36-month term of the 2025 LP Purchase Agreement. During the three months ended September 30, 2026, we sold 220,476 shares of common stock to Lincoln Park, under the 2025 LP Purchase Agreement, for net proceeds of $1,068,525. Subsequent to September 30, 2026, we sold 115,939 shares of common stock to Lincoln Park, under the 2025 LP Purchase Agreement, for net proceeds of $499,996.

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

During the three months ended September 30, 2026, the Company entered into exchange agreements with Avondale to exchange an aggregate of $1,980,000 in principal for 209,626 shares of common stock and aggregate cash payments of $900,000, thereby extinguishing that portion of the promissory note with Avondale. Subsequent to September 30, 2026, the Company entered into exchange agreements with Avondale to exchange an aggregate of $960,000 in principal for 85,440 shares of common stock and a cash payments of $560,000, thereby extinguishing that portion of the promissory note with Avondale.

See Note 7 to our consolidated financial statements for additional information regarding the 2024 Note and 2025 Note.

Components of Operating Results

Revenue

Since inception, we have not generated any revenue and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended			%
	September 30,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$2,911	$2,849	$62	2.2%
Selling, general and administrative	4,580	3,147	1,433	45.5%
Operating Loss	(7,491)	(5,996)	1,495	24.9%
Change in fair value of derivative	(69)	(772)	(703)	(91.1)%
Interest and other income (expense), net	(171)	(573)	(402)	(70.2)%
Net Loss	$(7,731)	$(7,341)	$390	5.3%

Research and development expenses

The following table summarizes our R&D expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,			%
(in thousands)	2026	2025	Increase	Increase
Clinical operations	$3	$436	$(433)	(99.3)%
Drug manufacturing	2,253	913	1,340	146.8%
Personnel expenses	640	1,129	(489)	(43.3)%
Regulatory costs	15	371	(356)	(96.0)%
Total research and development expenses	$2,911	$2,849	$62	2.2%

R&D expenses increased $0.1 million, or 2.2%, to $2.9 million for the three months ended September 30, 2026, from $2.8 million for the three months ended September 30, 2025. The increase was driven primarily by higher drug manufacturing costs following the CRL from the FDA requesting additional CMC information. The increase was partially offset by lower clinical operations costs following the conclusion of clinical study activities in early 2025, and by the absence of the regulatory costs incurred in the third quarter of 2025 in connection with preparing the CTx-1301 NDA, which was submitted on July 31, 2025. Personnel expenses also decreased due to the absence of costs related to the contingent bonus plan, which were accrued in the third quarter of 2025 upon submission of the CTx-1301 NDA, when payment became probable.

Selling, general and administrative expenses

The following table summarizes our SG&A expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended			%
	September 30,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Pre-commercialization costs	$2,004	$539	$1,465	271.8%
Personnel expenses	1,234	1,280	(46)	(3.6)%
Legal and professional fees	884	877	7	0.8%
Occupancy	103	93	10	10.8%
Insurance	150	191	(41)	(21.5)%
Other	205	167	38	22.8%
Total selling, general and administrative expenses	$4,580	$3,147	$1,433	45.5%

Total SG&A expenses increased $1.4 million, or 45.5%, to $4.6 million for the three months ended September 30, 2026, from $3.1 million for the three months ended September 30, 2025. The increase was driven primarily by commercial readiness planning for the potential launch of CTx-1301, including increased headcount and expanded market access, pricing, reimbursement, and medical affairs activities conducted through Indegene, our primary commercial partner.

Change in fair value of derivative and interest and other income (expense), net

The following table summarizes the change in fair value of derivative and interest and other income (expense), net for the three months ended September 30, 2026 and 2025:

	Three Months Ended			%
	September 30,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Change in fair value of derivative	$(69)	$(772)	$(703)	(91.1)%
Interest and other income (expense), net	(171)	(573)	(402)	(70.2)%

Change in fair value of derivative for the three months ended September 30, 2026 and September 30, 2025 relates to the 2025 LP Purchase Agreement and the change in fair value of the derivative asset or liability. Interest and other income (expense), net for the three months ended September 30, 2026 and September 30, 2025 relates to interest incurred on the 2024 Note and 2025 Note, offset by interest earned on invested balances.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended			%
	September 30,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Operating Expenses:
Research and development	$6,582	$7,772	$(1,190)	(15.3)%
Selling, general and administrative	14,247	6,580	7,667	116.5%
Operating Loss	(20,829)	(14,352)	6,477	45.1%
Change in fair value of derivative	(1,235)	(1,017)	218	21.4%
Interest and other income (expense), net	(849)	(808)	41	5.1%
Net Loss	$(22,913)	$(16,177)	$6,736	41.6%

Research and development expenses

The following table summarizes our R&D expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,			%
(in thousands)	2026	2025	Increase	Increase
Clinical operations	$94	$2,307	$(2,213)	(95.9)%
Drug manufacturing	4,329	2,403	1,926	80.1%
Personnel expenses	1,996	2,100	(104)	(5.0)%
Regulatory costs	163	962	(799)	(83.1)%
Total research and development expenses	$6,582	$7,772	$(1,190)	(15.3)%

R&D expenses decreased approximately $1.2 million, or 15.3%, to $6.6 million for the nine months ended September 30, 2026, from $7.8 million for the nine months ended September 30, 2025. The decrease was driven primarily by lower clinical operations costs following the conclusion of clinical studies in early 2025 and the absence of the NDA-preparation regulatory costs incurred in the prior-year period, partially offset by increased manufacturing activities related to CTx-1301 following the CRL from the FDA requesting additional CMC information.

Selling, general and administrative expenses

The following table summarizes our SG&A expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended			%
	September 30,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Pre-commercialization costs	$7,217	$650	$6,456	NM
Personnel expenses	3,219	2,311	908	39.43%
Legal and professional fees	2,592	2,352	240	10.2%
Occupancy	244	243	1	0.4%
Insurance	449	561	(112)	(20.0)%
Other	526	463	174	13.46%
Total selling, general and administrative expenses	$14,247	$6,580	$7,667	116.5%

Total SG&A expenses increased approximately $7.7 million, or 116.5%, to $14.2 million for the nine months ended September 30, 2026, from $6.6 million for the nine months ended September 30, 2025, reflecting the progressive build-out of commercial readiness capabilities, including headcount additions and expanded market access, pricing, reimbursement, and medical affairs activities conducted through Indegene, our primary commercial partner.

Change in fair value of derivative and interest and other income (expense), net

The following table summarizes the change in fair value of derivative and interest and other income (expense), net for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended			%
	September 30,		Increase	Increase
(in thousands)	2026	2025	(Decrease)	(Decrease)
Change in fair value of derivative	$(1,235)	$(1,017)	$218	21.4%
Interest and other income (expense), net	(849)	(808)	41	5.1%

Change in fair value of derivative for the nine months ended September 30, 2026 relates to the 2025 LP Purchase Agreement and remeasurement of the associated derivative asset or liability. Interest and other income (expense), net reflects interest incurred on the 2024 Note and 2025 Note, partially offset by interest earned on invested cash balances.

Cash Flows

	Nine Months Ended
	September 30,
	2026	2025
Net cash used in operating activities	$(20,195)	$(13,648)
Net cash used in investing activities	(211)	(6)
Net cash provided by financing activities	32,639	7,561
Net increase (decrease) in cash and cash equivalents	$12,233	$(6,093)

Cash Flows from Operating Activities

Net cash used in operating activities was $20.2 million for the nine months ended September 30, 2026. Cash used in operating activities was primarily due to the use of funds in our operations and to develop CTx-1301 resulting in a net loss of $22.9 million, including the effects of significant noncash items, stock-based compensation expense of $1.7 million, change in fair value of derivative of $1.2 million, loss on debt extinguishment of $0.7 million, accretion of discount on note payable of $0.3 million and depreciation expense of $0.3 million. Changes in operating assets and liabilities included an increase in prepaid expenses and other current assets of $1.0 million primarily due to payments for manufacturing materials.

Net cash used in operating activities was $13.6 million for the nine months ended September 30, 2025. Cash used in operating activities was primarily due to the use of funds in our operations and to develop CTx-1301 resulting in a net loss of $16.2 million, including the effects of significant noncash items, stock-based compensation expense of $1.1 million, issuance cost and change in fair value of derivative of $1.0 million, loss on debt extinguishment of $0.5 million, accretion of discount on note payable of $0.2 million and depreciation expense of $0.4 million. Changes in operating assets and liabilities included an increase in prepaid expenses and other current assets of $0.9 million primarily due to payments for materials, professional and marketing fees.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine-month period ended September 30, 2026 was primarily related to the purchase of equipment to support our R&D activities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2026 was primarily related to the cash proceeds from the issuance of securities pursuant to the Private Placement, 2023 ATM Agreement, 2026 ATM Agreement and the 2025 LP Purchase Agreement.

Net cash provided by financing activities for the nine-month period ended September 30, 2025 was related to the cash proceeds from the issuance of common stock pursuant to the 2023 ATM Agreement and the Original LP Purchase Agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2026, we had cash and cash equivalents of $23.2 million. Under our current business plan, we believe our cash will satisfy our capital needs into mid-2027. Changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Since our inception in 2012 through September 30, 2026, we have not generated any revenue and have incurred significant operating losses and negative cash flow from our operations. We have funded our operations primarily through private and public equity and debt financings. In February 2026, we received gross proceeds of $12.0 million from the Private Placement.

In the three months ended September 30, 2026, we sold 421,717 shares of common stock under the 2026 ATM Agreement, for net proceeds of $2,167,912, after deducting $68,017 of compensation to AGP and other administration fees.

During the three months ended September 30, 2026, we sold 220,476 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $1,068,525. Subsequent to September 30, 2026, we sold 115,939 shares of common stock under the 2025 LP Purchase Agreement, for net proceeds of $499,996.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity while producing a modest return on investment. Accordingly, our cash equivalents are invested primarily in money market funds which are currently providing only a minimal return given the current interest rate environment.

We expect to continue to incur substantial additional operating losses for the near term as we continue to seek marketing approval for CTx-1301. Subsequent to potential marketing approval for CTx-1301, we will incur sales, marketing, operational and manufacturing expenses.

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

For example, pursuant to the 2025 Note Purchase Agreement with Avondale, we are subject to certain restrictions on our ability to issue securities during the term of the 2025 Note. Specifically, we have agreed, among other things, to refrain from entering into any agreement or covenant that locks up, restricts or otherwise prohibits us from entering into a variable rate transaction with the lenders or any of their affiliates, or from issuing common stock or other equity or debt securities to the lenders or any of their affiliates. If we breach the 2025 Note Purchase Agreement, we may be obligated to indemnify Avondale for loss or damage arising as a result of any breach or alleged breach by us of the 2025 Note Purchase Agreement, which may affect our business operations and financial condition. Additionally, the 2025 Note provides that following an event of default under the 2025 Note, Avondale has the right to seek and receive injunctive relief from a court or an arbitrator prohibiting us from issuing any of our common stock or preferred stock to any party unless fifty percent of the gross proceeds received by us in connection with such issuance are simultaneously used to make a payment under the 2025 Note. Avondale also has the right to seek and receive injunctive relief from a court or arbitrator to prevent the consummation of any fundamental transaction, as defined in the 2025 Note, unless it contains a closing condition that the 2025 Note is paid in full upon consummation of the transaction or Avondale has provided its written consent to such transaction.

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

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2026 that will affect our future liquidity.

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

We entered into agreements with Bend Bioscience, our CDMO, for CMC work to be completed relating to the resubmission of our NDA for CTx-1301 including the manufacturing of our verification batches with a total cost of approximately $1.8 million.

We entered into an agreement with Bend Bioscience, our CDMO, for the manufacture of process validation batches of CTx-1301 with a total estimated cost of approximately $6.5 million.

In May 2025, the Company executed a lease to renew the office space for its headquarters in Kansas City, Kansas. The lease has a five-year term that commenced on June 1, 2025 with total rent of $33,145 per month over the lease term. The operating lease right-of-use asset was $1,162,921, the current portion of the operating lease liability was $263,677 and the long-term portion of the lease liability was $899,244 as of September 30, 2026.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and R&D activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any clinical-stage pharmaceutical company that has substantial expenditures for R&D. There can be no assurance that our R&D projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change that is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for one year after the issuance date of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have incurred a net loss for the nine months ended September 30, 2026 and 2025 and had accumulated losses of $155.3 million since inception to September 30, 2026. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our sources of capital have included private capital raises in various classes of units of CTx prior to the Reorganization Merger, the issuance of equity securities in connection with our initial public offering (IPO), follow-on public offerings in September 2023 and February 2024, sales of common stock under our 2023 ATM Agreement and 2026 ATM Agreement, Original LP Purchase Agreement and 2025 LP Purchase Agreement, a private placement with WFIA, the WFIA Note, which was subsequently converted to equity, the June 2024 warrant inducement, the issuance of the 2024 Note, which was subsequently converted to equity, and 2025 Note and the Private Placement in February 2026. Additional capital will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such capital will be available when needed or on acceptable terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Our Disclosure Controls

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2026, have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, Notes to Consolidated Financial Statements, Note 6 – Contingencies, of this report.

Item 1A. Risk Factors.

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2025, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From September 21, 2026 through November 13, 2026, we issued the securities described below in transactions that were not registered under the Securities Act of 1933, as amended (Securities Act).

On September 21, 2026, we issued 69,875 shares of common stock at a value of $5.15 per share to a lender in exchange for a portion of the debt owed to such lender. Such issuance was exempt from registration under 3(a)(9) of the Securities Act.

On October 15, 2026, we issued 21,881 shares of common stock at a value of $4.57 per share to a lender in exchange for a portion of the debt owed to such lender. Such issuance was exempt from registration under 3(a)(9) of the Securities Act.

On November 5, 2026, we issued 63,559 shares of common stock at a value of $4.72 per share to a lender in exchange for a portion of the debt owed to such lender. Such issuance was exempt from registration under 3(a)(9) of the Securities Act.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

In the third quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cingulate Inc., as amended to date	10-Q	3.1	8/13/2024
3.2	Amended and Restated Bylaws of Cingulate Inc.	10-K	3.2	3/28/2022
10.1+	Amendment No. 2 to Employment Agreement, effective September 30, 2026, between Cingulate Therapeutics, LLC and Matthew N. Brams	8-K	10.1	10/2/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINGULATE INC.

Date: November 13, 2026	By:	/s/ Shane J. Schaffer
Shane J. Schaffer
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Jennifer L. Callahan
Jennifer L. Callahan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

